Form 10-Q
period 2013-06-30
Twentyfour/seven Ventures, Inc.
filed 2013-08-16
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-186068

Twentyfour/seven Ventures, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	20-8594615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

132 W. 11th Avenue, Denver Colorado	80204
(Address of principal executive offices)	(Zip Code)

(720) 266-6996

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of

August 16, 2013:   Common Stock – 9,990,000

TWENTYFOUR/SEVEN VENTURES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Twentyfour/seven Ventures, Inc.

Condensed Balance Sheets

		June 30, 2013
	Dec. 31, 2012	(Unaudited)
ASSETS
Current assets
Cash	$ 24,579	$ 4,625
Accounts receivable	3,858	12,550
Customer deposits - held	23,100	27,880
Total current assets	51,537	45,055

Fixed assets	23,862	24,534
Accumulated depreciation	(20,670)	(21,920)
Restricted cash reserves	184,253	187,039
Other assets	650	3,324
	188,095	192,977
Total Assets	$ 239,632	$ 238,032

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 10,379	$ 11,085
Related party payables	479	479
Interest payable	10,477	13,477
Taxes payable	1,210	-
Customer deposits - owed	23,100	27,880
Notes payable - current portion	75,000	75,000
Total current liabilties	120,645	127,921

Notes payable	-	-
Total Liabilities	120,645	127,921

Stockholders' Equity
Common stock, $.001 par value;
100,000,000 shares authorized;
9,990,000 shares issued and outstanding	9,990	9,990
Additional paid in capital	73,219	73,219
Retained earnings	35,778	26,902

Total Stockholders' Equity	118,987	110,111

Total Liabilities and Stockholders' Equity	$ 239,632	$ 238,032

The accompanying notes are an integral part of the consolidated financial statements.

Twentyfour/seven Ventures, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenues	$ 191,030	$ 156,631	$ 312,755	$ 302,773
Cost of sales	124,419	142,573	197,445	234,776

Gross profit	66,611	14,058	115,310	67,997

Operating expenses:
Amortization & depreciation	642	582	1,248	1,250
General and administrative	32,958	36,253	61,848	72,623
	33,600	36,835	63,096	73,873

Gain (loss) from operations	33,011	(22,777)	52,214	(5,876)

Other income (expense):
Interest expense	(500)	(1,500)	(1,000)	(3,000)
	(500)	(1,500)	(1,000)	(3,000)

Income (loss) before
provision for income taxes	32,511	(24,277)	51,214	(8,876)

Provision for income tax	6,409	-	10,240	-

Net income (loss)	$ 26,102	$ (24,277)	$ 40,974	$ (8,876)

Net income (loss) per share
(Basic and fully diluted)	0.00	$ (0.00)	0.00	$ (0.00)

Weighted average number of
common shares outstanding	9,990,000	9,990,000	9,990,000	9,990,000

The accompanying notes are an integral part of the consolidated financial statements.

Twentyfour/seven Ventures, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$ 40,974	$ (8,876)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	1,248	1,250
Accounts receivable	(18,824)	(8,692)
Accounts payable	(15)	706
Interest payable	1,000	3,000
Taxes payable	10,240	(1,210)
Compensatory stock issuances	150	-
Deposits	-	(2,674)
Net cash provided by (used for)
operating activities	34,773	(16,496)

Cash Flows From Investing Activities:
Fixed asset purchases	(2,115)	(672)
Restricted cash reserves	(27,772)	(2,786)
Net cash provided by (used for)
investing activities	(29,887)	(3,458)

Cash Flows From Financing Activities:
Related party payables	2,091	-
Notes payable - borrowings	-	-
Net cash provided by (used for)
financing activities	2,091	-

Net Increase (Decrease) In Cash	6,977	(19,954)

Cash At The Beginning Of The Period	2,641	24,579
Cash At The End Of The Period	$ 9,618	$ 4,625

Schedule Of Non-Cash Investing And Financing Activities
In 2012 a shareholder contributed $10,726 in debt to the capital of the Company.

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ 1,210

The accompanying notes are an integral part of the consolidated financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Twentyfour/seven Ventures, Inc. (the “Company”) was incorporated in the State of Colorado on March 8, 2007. The Company is engaged in the bail bond business.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Twentyfour/seven Ventures, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the registrant’s short term or long term liquidity.  Sources of liquidity both internal and external will come from the sale of the registrant’s services and products as well as the private sale of the registrant’s stock.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the registrant’s continuing operations.  There are no known causes for any material changes from period to period in one or more line items of the registrant’s financial statements.

Capital Resources and Source of Liquidity:

Our cash balance is 4,625 as of June 30, 2013.  We believe that our cash balance will be sufficient to fund our operations for the fiscal year ended December 31, 2013 and has no current plans to raise additional equity.  We have two notes payable to shareholders for a total of $75,000 due on June 1, 2014.

For the six months ended June 30, 2013, we spent $672 on fixed asset purchases and $2,786 on restricted cash reserves.  As a result, we had net cash used for investing activities of $3,458 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we spent $2,115 on fixed asset purchases and $27,772 on restricted cash reserves.  As a result, we had net cash used for investing activities of $29,887 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, we did not pursue any financing activities.

For the six months ended June 30, 2012, we received $2,091 from related party payables.  As a result, we had net cash provided by financing activities of $2,091 for the six months ended June 30, 2012.

Results of Operations

For the three months ended June 30, 2013, we earned revenues of $156,631.  Our cost of sales was $142,573, resulting in a gross profit of $14,058.  We had amortization and depreciation expenses of $582 and general and administrative expenses of $36,253.  We had interest expense of $1,500.  As a result, we had a net loss of $24,277 for the three months ended June 30, 2013.

Comparatively, for the three months ended June 30, 2012, we earned revenues of $191,030.  Our cost of sales was $124,419, resulting in a gross profit of $66,611.  We had amortization and depreciation expenses of $642 and general and administrative expenses of $32,958.  We had interest expense of $500, and paid income taxes of $6,409.  As a result, we had net income of $26,102 for the three months ended June 30, 2012.

Our revenues decreased by $34,399, or 18.01%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Our cost of sales increased by $18,154, or $12.73%, for the same period.  Our cost of sales increased due to the increased number of agents working under us during the three months ended June 30, 2013.

For the six months ended June 30, 2013, we earned revenues of $302,773.  Our cost of sales was $234,776, resulting in a gross profit of $67,997.  We had amortization and depreciation expenses of $1,250 and general and administrative expenses of $72,623.  We had interest expense of $3,000.  As a result, we had a net loss of $8,876 for the six months ended June 30, 2013.

Comparatively, for the six months ended June 30, 2012, we earned revenues of $312,755.  Our cost of sales was $197,445, resulting in a gross profit of $115,310.  We had amortization and depreciation expenses of $1,248 and general and administrative expenses of $61,848.  We had interest expense of $1,000 and paid income taxes of $10,240.  As a result, we had net income of $40,974 for the six months ended June 30, 2012.

Our revenues decreased by $9,982, or 3.19%, from the six months ended June 30, 2013 compared to the six months ended June 30, 2012, while our cost of sales increased by $37,331, or 15.9%, for the same period.  The increase in cost of sales is primarily due to adding new agents in Colorado during the six months ended June 30, 2013.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2013

TWENTYFOUR/SEVEN VENTURES, INC.

By:  /s/Robert M. Copley, Jr.

Robert M. Copley Jr.

Chief Executive Officer

Chief Financial Officer