Form 10-Q
period 2013-09-30
Twentyfour/seven Ventures, Inc.
filed 2013-11-14
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

November 14, 2013:   Common Stock – 10,000,000

TWENTYFOUR/SEVEN VENTURES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibits	12

SIGNATURES	13

Twentyfour/seven Ventures, Inc.

Condensed Balance Sheets

		Sept. 30, 2013
	Dec. 31, 2012	(Unaudited)
ASSETS
Current assets
Cash	$ 24,579	$ 24,468
Accounts receivable	3,858	27,551
Customer deposits - held	23,100	37,048
Total current assets	51,537	89,067

Fixed assets	23,862	24,534
Accumulated depreciation	(20,670)	(22,184)
Restricted cash reserves	184,253	198,445
Other assets	650	3,324
	188,095	204,119

Total Assets	$239,632	$293,186

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 10,379	$ 9,569
Related party payables	479	28,479
Interest payable	10,477	14,977
Taxes payable	1,210	1,832
Customer deposits - owed	23,100	37,048
Notes payable - current portion	75,000	75,000
Total current liabilities	120,645	166,905

Notes payable	-	-
Total Liabilities	120,645	166,905

Stockholders' Equity
Common stock, $.001 par value;
100,000,000 shares authorized;
9,990,000 shares issued and outstanding	9,990	9,990
Additional paid in capital	73,219	73,219
Retained earnings	35,778	43,072

Total Stockholders' Equity	118,987	126,281
Total Liabilities and Stockholders' Equity	$239,632	$293,186

The accompanying notes are an integral part of the consolidated financial statements.

Twentyfour/seven Ventures, Inc.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Revenues	$136,503	$144,760	$372,345	$447,533
Cost of sales	50,544	84,970	247,989	319,746

Gross profit	85,959	59,790	124,356	127,787

Operating expenses:
Amortization & depreciation	680	264	1,928	1,514
General and administrative	37,302	40,024	99,150	112,647
	37,982	40,288	101,078	114,161

Gain (loss) from operations	47,977	19,502	23,278	13,626

Other income (expense):
Interest expense	(1,144)	(1,500)	(2,144)	(4,500)
	(1,144)	(1,500)	(2,144)	(4,500)

Income (loss) before
provision for income taxes	46,833	18,002	21,134	9,126

Provision for income tax	6,780	1,832	3,460	1,832

Net income (loss)	$ 40,053	$16,170	$17,674	$ 7,294

Net income (loss) per share
(Basic and fully diluted)	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of
common shares outstanding	9,982,222	9,990,000	9,982,222	9,990,000

The accompanying notes are an integral part of the consolidated financial statements.

Twentyfour/seven Ventures, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2012	Sept. 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$ 17,674	$ 7,294
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	1,928	1,514
Accounts receivable	(6,608)	(23,693)
Accounts payable	859	(810)
Interest payable	2,144	4,500
Taxes payable	3,460	622
Compensatory stock issuances	150	-
Deposits	-	(2,674)
Net cash provided by (used for)
operating activities	19,607	(13,247)

Cash Flows From Investing Activities:
Fixed asset purchases	(2,115)	(672)
Restricted cash reserves	(34,545)	(14,192)
Net cash provided by (used for)
investing activities	(36,660)	(14,864)

Cash Flows From Financing Activities:
Related party payables	2,091	28,000
Notes payable - borrowings	50,000	-
Net cash provided by (used for)
financing activities	52,091	28,000

Net Increase (Decrease) In Cash	35,038	(111)

Cash At The Beginning Of The Period	2,641	24,579
Cash At The End Of The Period	$ 37,679	$ 24,468

Schedule Of Non-Cash Investing And Financing Activities
In 2012 a shareholder contributed $10,726 in debt to the capital of the Company.

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Capital Resources and Source of Liquidity:

Our cash balance is 24,468 as of September 30, 2013.  We believe that our cash balance will be sufficient to fund our operations for the fiscal year ended December 31, 2013 and has no current plans to raise additional equity.  We have two notes payable to shareholders for a total of $75,000 due on June 1, 2014.

For the nine months ended September 30, 2013, we spent $672 on fixed asset purchases and $14,192 on restricted cash reserves.  As a result, we had net cash used for investing activities of $14,864 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, we spent $2,115 on fixed asset purchase and $34,545 on restricted cash reserves.  As a result, we had net cash used for investing activities of $36,660 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, we received $28,000 from related party payables.  As a result, we had net cash provided by financing activities of $28,000 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, we received $2,091 from related party payables and $50,000 from notes payable – borrowings.  As a result, we had net cash provided by financing activities of $52,091 for the nine months ended September 2012.

Results of Operations

For the three months ended September 30, 2013, we earned revenues of $144,760.  Our cost of sales was $84,970, resulting in a gross profit of $59,790.  We paid amortization and depreciation expenses of $264 and general and administrative expenses of $40,024.  We paid interest expense of $1,500, and paid a provision for income tax of $1,832.  As a result, we had a net income of $16,170 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we earned revenues of $136,503.  We had a cost of sales of $50,544, resulting in a gross profit of $85,959.  We paid amortization and depreciation expenses of $680, and general and administrative expenses of $37,302.  We paid interest expenses of $1,144 and paid a provision for income taxes of $6,780.  As a result, we had a net income of $40,053 for the three months ended September 30, 2012.

Our revenues increased by $8,257, or 5.7%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Our costs of sale increased by $34,426, or 40.5% for the same period.  Our costs of sale increased due to the increased number of agents working under us during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

For the nine months ended September 30, 2013, we earned revenues of $447,533.  Our cost of sales was $319,746, resulting in a gross profit of $127,787.  We had amortization and depreciation expenses of $1,514 and general and administrative expenses of $112,647.  We paid interest expenses of $4,500, and paid a provision for income taxes of $1,832.  As a result, we had a net income of $7,294 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we earned revenues of $372,345.  Our cost of sales was $247,989, resulting in a gross profit of $124,356.  We had amortization and depreciation expenses of $1,928, and general and administrative expenses of $99,150.  We paid interest expenses of $2,144, and paid a provision for income tax of $3,460.  As a result, we had a net income of $17,674 for the nine months ended September 30, 2012.

Our revenues increased by $75,188, or 16.8%, from the nine months ended September 30, 2013 compared to September 30, 2012.  Our cost of sales increased by $71,757, or 22.4%, for the same period.  The increase in cost of sales is primarily due to adding new agents during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2013

TWENTYFOUR/SEVEN VENTURES, INC.

By:  /s/Robert M. Copley, Jr.

Robert M. Copley Jr.

Chief Executive Officer

Chief Financial Officer