Form 10-K
period 2013-12-31
Twentyfour/seven Ventures, Inc.
filed 2014-04-10
CIK 1565700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-186068

TWENTYFOUR/SEVEN VENTURES, INC.

(Exact name of registrant in its charter)

Colorado	20-8594615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

132 W. 11th Avenue, Denver, CO 80204

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (720) 266-6996

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant was approximately $148,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 10, 2014 was 10,000,000 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Twentyfour/seven Ventures, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

ITEM 1.   BUSINESS

The registrant was incorporated under the laws of the State of Colorado in March 2007 under the name Twentyfour/seven Ventures, Inc.  On October 1, 2009, we purchased A Alpha Bail Bonds, LLC, a Colorado Limited Liability Company and a wholly owned subsidiary of the registrant.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  We are not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose.  Neither the registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Operations:

Twentyfour/seven Ventures, Inc. provides bail bonding, primarily for individuals charged with traffic offenses, domestic disputes, drug offenses and crimes emanating there from, including forgery, petty theft, burglary and similar crimes ranging from $1,000 to $10,000.  We also provide bonds for major felonies, such as white collar crime, armed robbery, and major drug conspiracies, which range from $10,000 to $50,000.  While the registrant will provide bail bonds for individuals charged with major felonies, such as murder and rape, such individuals are rarely able to post the high bonds imposed for such crimes, due to stringent collateral requirements.

The bail surety industry has a continuous, steady flow of clientele.  As the population increases, the bail surety industry continues to grow.  Since 2000, based on management’s experience, there has been a consistent upwards trend in bail bonds written in the State of Colorado.  While there is no one agency that keeps figures on the amount of bail surety written in the State of Colorado, management is of the opinion that as the population increases so does the number of offenders arrested and who become candidates for our services.  The registrant anticipates that its revenues will increase significantly due to the increasing demand for bail bonds and its streamlining of operations within the next calendar year.

The registrant had established an agency agreement with International Fidelity Insurance Company, which was in the name of Frank Ficarra, the manager of A Alpha Bail Bonds, LLC, a fully owned subsidiary of the registrant, and a shareholder of the registrant.  Under this agreement, International Fidelity Insurance would receive a fee of 1.8% of the face amount of any bond written by the registrant.  This agreement ended on February 28, 2013, as a result of International Fidelity Insurance withdrawing from Colorado.

On February 4, 2013, the registrant entered into an agency agreement with Bankers Insurance Company.  Under this agreement, Bankers Insurance would receive 1.5% of the penal liability of each bond.  The registrant can secure applications for, issue and deliver bail bonds worth up to $100,000.  Bankers Insurance provides insurance for each bond sold, and reserves the right to cancel any bond if deemed necessary by Bankers Insurance.  Bankers Insurance must inform the registrant of any cancellation.  The registrant assumes all liability on any bond issued.

As part of the agreement with Bankers Insurance, Mr. Ficarra is operating as the supervising agent for the registrant.  Each bond agent working for the registrant has a limit to the amount they can issue on each bond.  Mr. Ficarra’s duty is to grant the other bond agents the authority to issue bonds greater than their usual limit, and he has the final authority on all bonds written. Mr. Ficarra is also the indemnitor for all agents working under A Alpha.  Each agent operates as an independent contractor and issues bonds under their own registered business name.  Mr. Ficarra indemnifies these issuances, and A Alpha accepts the liability for the bond.

The registrant is required by insurance company regulations to place 1% of the face amount of any bond written into a restricted cash reserve account, called a “buildup fund”, as a hedge against potential bond forfeitures.  The cash deposited into the buildup fund on any given bond may be released to the registrant upon bond release by a court, or after the passing of a statutory time frame, generally 36 months.

During a typical bail bond arrangement, the court sets a bail amount based on the charge.  The registrant provides that amount to the court in order for the defendant to be released from jail.  We charge a percentage based on the amount of the bond, and part of that percentage of the bond goes into a build-up fund, which covers bond forfeitures.  The remaining amount is allocated between the registrant and the agent posting the bond.

Competition:

The registrant competes with numerous other small bail bonding companies in the Denver metropolitan area, typically run by one or two persons, family owned and operated, none of whom control any significant share of the market.  The registrant estimates that it presently has approximately one to two percent of the market share based on the many years of experience possessed by the main principal in this industry.

Our competition generally includes local bail bonds companies such as:

-

All Pro Bail Bonds

-

Details Investigations Bail Bonds

-

Denver Bail Bonds

-

Denver All Pro Bail Bonds

Operating Strategy:

The registrant intends to expand its services by purchasing small bail surety businesses, offering security guard and other security services and insurance and training for security officers and bail bond licensing agents.

The registrant also intends to acquire related businesses which will complement the current bail bonding business.  Acquisition targets include existing bail bonding companies, bail enforcement companies, security companies, and an insurance underwriting business to supplement the writing of surety bonds, title insurance, performance bonds, guarantee bonds and similar bonds.  The registrant is presently evaluating several such businesses in the Denver metropolitan area as potential merger or acquisition candidates, and anticipates expanding its acquisition strategy to metropolitan areas in the states of Arizona, New Mexico and California.

The successful acquisition of related, complimentary businesses is expected to increase profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts.

Management of the registrant will seek out and evaluate related, complimentary businesses for acquisition.  The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure that it meets with management’s standards.  Once a company has been targeted as a potential acquisition candidate, the registrant will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, location, lease, parking, etc.

Marketing Strategy:

Due to the nature of the bail surety industry, marketing efforts are primarily through yellow page advertising, billboards, other fixed advertising near jails, internet advertising, and word-of-mouth from former clients.  Such methods are presently utilized by the registrant and have proven to be effective in marketing the services of the registrant to potential clientele.

Employees:

The registrant has twelve agents that are independent contractors, paid on a commission basis on the bonds they post.  As of April 10, 2014, the registrant has no employees.  All of our workers are independent contractors.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our headquarters are located at 132 W. 11th Avenue, Denver Colorado 80204.  This space consists of approximately 750 square feet of office space and is leased through the property owner, Charles Onofrio, Esquire, at a monthly rental rate of $1,250 per month plus costs under a 36 month lease expiring December 31, 2016.  Rent expense in 2013 and 2012 was $10,926 and $9,600.  We believe that this location will meet our requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any litigation pending or threatened by or against the registrant

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  The Company began trading publicly on the OTCQB on January 30, 2014 under the symbol "TWYF".

b)  Holders.  At April 10, 2014, there were approximately 57 shareholders of the Company.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the Company under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2013 and 2012 we repurchased no shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital and Source of Liquidity:

Operating activities

During the twelve months ended December 31, 2013 we used cash of $4,475 in our operating activities compared to $12,777 that we generated from operating activities during the twelve months ended December 31, 2012.

During the twelve months ended December 31, 2013 we recognized net income of $7,097 and operating cash flow was further increased by non-cash expenses of $2,907 and increases in interest payable of $6,396. However, this positive cash flow from operations was more than offset which by an increase in accounts receivable of $14,906, reduction of accounts payable by $5,789 and decrease in taxes payable of $180. Consequently net cash used in operating activities totaled $4,475 for the twelve months ended December 31, 2013.

During the twelve months ended December 31, 2012 we recognized a net loss of $7,182 which was fully offset by non-cash expenses of $2,759, a decrease in accounts receivable of $11,971 and increases in accounts payable of $375, interest payable of $3,644 and taxes payable of $1,210. Consequently net cash generated by operating activities totaled $12,777 for the twelve months ended December 31, 2103.

Investing activities

During the twelve months ended December 31, 2013 we used cash of $42,429 in our investing activities compared to $37,171 during the twelve months ended December 31, 2012.

For the year ended December 31, 2013, we transferred $42,429 to our restricted cash reserves.  As a result, we had net cash used in investing activities of $42,429 for the year ended December 31, 2013.

For the year ended December 31, 2012, we paid $2,115 for fixed asset purchases and transferred $35,056 to our restricted cash reserves.  As a result, we had net cash used for investing activities of $35,056 for the year ended December 31, 2012.

Financing Activities

During the twelve months ended December 31, 2013 we received $33,000 from financing activities compared to $52,570 during the twelve months ended December 31, 2012.

For the year ended December 31, 2013, we received $33,000 from notes payable, related parties.  As a result, we had net cash provided by financing activities of $33,000 for the year ended December 31, 2013.

For the year ended December 31, 2012, we received $2,570 from related party payables and $50,000 for notes payable, related parties.  As a result, we had net cash provided by financing activities of $52,570 for the year ended December 31, 2012.

Results of Operations:

For the year ended December 31, 2013, we received revenues of $512,710.  We paid agent fees of $72,690, agent fees, related parties of $75,775 and bond premiums of $71,463.  We paid asset recovery fees of $9,780 and had other costs of sales of $113,626.  As a result, we had a gross profit of $169,376.  We incurred depreciation expenses of $570 and professional fees of $71,275.  We paid rent expenses of $10,926 and other operating expenses of $72,082.  We incurred interest expenses of $6,396 and income tax expense of $1,030.  As a result, we had net income of $7,097 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, we received revenues of $475,952.  We paid agent fees of $130,430, agent fees, related parties of $65,174 and bond premiums of $58,423.  We paid asset recovery expenses of $10,814 and other cost of sales of $41,235.  As a result, we had a gross profit of $169,876.  We incurred depreciation expense of $2,609 and professional fees of $38,041.  We paid rent expenses of $9,600 and other operating expenses of $121,954.  We incurred interest expenses of $3,644 and income tax expense of $1,210.  As a result, we had a net loss of $7,182 for the year ended December 31, 2012.

The 8.52% increase in the total cost of sales between the year ended December 31, 2013 and the year ended December 31, 2012 was a result of increased amounts paid to surety agents for the posting of bonds that they personally generated.  The 52.45% increase in professional fees was incurred due to the additional disclosure required by being a reporting company.  This cost increase was countered by the 37.80% decrease in other operating expenses, which were the result of decreased advertising costs during 2013.  Our advertising costs decrease due to the expansion of our internet advertising.

Critical Accounting Policies:

The following accounting policies are considered critical by our management.  These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements.  These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  However, actual results may differ from these estimates under different and/or future circumstances.

Revenue Recognition:

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from bond premiums is recognized when the bond has been written and is in force, and the client has paid the premium or collectability is reasonably assured. The Company recognizes revenue from agency relationships on a gross basis, as the Company is the sole obligor for the bond to both the client and the court, the Company within legal limits may set bond fees where it wishes, and the Company is responsible for performing on the bond should the client default.  The Company includes all direct costs related to the writing and fulfillment of bonds (dismissal or payment) in costs of revenues including bond fees, forfeitures, bounty fees, direct liability insurance costs, and direct labor and office costs.

Property and Equipment:

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life, generally seven years for furniture and fixtures and five years for office equipment. Depreciation expense for 2013 and 2012 was $570 and $2,609.

New Accounting Pronouncements:

The registrant has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the registrant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Twentyfour/seven Ventures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Twentyfour/seven Ventures, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Twentyfour/seven Ventures, Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012, and for the year then ended were audited by another auditor who expressed an unqualified opinion on April 4, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twentyfour/seven Ventures, Inc. as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

CUTLER & CO., LLC

Arvada, Colorado

April 2, 2014

12191 W. 64th Avenue, Suite 205B, Arvada Colorado 80004 – Phone: 303-968-3281 – Fax: 303-456-7488 – www.cutlercpas.com

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Twentyfour/seven Ventures, Inc.

Denver, Colorado

I have audited the accompanying consolidated balance sheet of Twentyfour/seven Ventures, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Twentyfour/seven Ventures, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

RONALD R. CHADWICK, P.C.

Aurora, Colorado

April 4, 2013

TWENTYFOUR/SEVEN VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$ 16,913	$ 30,817
Accounts receivable	18,794	3,858
Collateral deposits - restricted	82,459	23,100
Total current assets	118,136	57,775

Fixed assets	2,850	23,862
Accumulated depreciation	(2,565)	(20,670)
Restricted cash reserves	220,444	178,015
Other assets	650	650

Total Assets	$ 339,515	$ 239,632

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 5,069	$ 10,858
Interest payable – related party	16,873	10,477
Taxes payable	1,030	1,210
Collateral deposits	82,459	23,100
Notes payable - related parties	108,000	75,000
Total current liabilities	213,431	120,645

Stockholders' Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued & outstanding	10,000	10,000
Additional paid in capital	73,209	73,209
Retained earnings	42,875	35,778
Total Stockholders' Equity	126,084	118,987

Total Liabilities and Stockholders' Equity	$ 339,515	$ 239,632

See accompanying notes to financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Revenues	$ 512,710	$ 475,952

Cost of revenues:
Agent fees	72,690	130,430
Agent fees, related parties	75,775	65,174
Bond premiums	71,463	58,423
Asset recovery	9,780	10,814
Other costs of sales	113,626	41,235
Total cost of revenues	343,334	306,076

Gross profit	169,376	169,876

Operating expenses:
Depreciation	570	2,609
Professional fees	71,275	38,041
Rent	10,926	9,600
Other operating expenses	72,082	121,954
Total operating expenses	154,853	172,204

Income(loss) from operations	14,523	(2,328)

Other income (expense):
Interest expense – related party expense	(6,396)	(3,644)
	(6,396)	(3,644)

Income (loss) before provision for income taxes	8,127	(5,972)

Provision for income tax	1,030	1,210

Net income (loss)	$ 7,097	$ (7,182)

Net income (loss) per share - Basic and fully diluted	$ 0.00*	$ (0.00)*

Weighted average number of common shares outstanding	10,000,000	10,000,000

  ‘* denotes income or loss per share of less than $0.01 per share.

See accompanying notes to financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount ($0.001 Par)	Additional Paid in Capital	Retained Earnings	Total Stockholders' Equity

Balances at December 31, 2011	9,990,000	$9,990	$62,793	$42,960	$115,743

Compensatory stock issuances	10,000	10	140	-	150

Debt relief - related party	-	-	10,276	-	10,276

Net income (loss) for the year	-	-	-	(7,182)	(7,182)
Balances at December 31, 2012	10,000,000	10,000	73,209	35,778	118,987

Net income (loss) for the year	-	-	-	7,097	7,097
Balances at December 31, 2013	10,000,000	$10,000	$73,209	$42,875	$126,084

See accompanying notes to financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$ 7,097	$ (7,182)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss on disposal of fixed assets	2,337	-
Amortization & depreciation	570	2,609
Compensatory stock issuances	-	150
Changes in operating assets and liabilities
Accounts receivable	(14,906)	11,971
Accounts payable	(5,789)	375
Interest payable –related parties	6,396	3,644
Taxes payable	(180)	1,210

Net cash provided by (used for) operating activities	(4,475)	12,777

Cash Flows From Investing Activities:
Fixed asset purchases	-	(2,115)
Restricted cash reserves	(42,429)	(35,056)

Net cash provided by (used for) investing activities	(42,429)	(37,171)

Cash Flows From Financing Activities:
Related party payables	-	2,570
Notes payable – borrowings, related parties	33,000	50,000

Net cash provided by (used for) financing activities	33,000	52,570

Net Increase (Decrease) In Cash	(13,904)	28,176

Cash At The Beginning Of The Period	30,817	2,641

Cash At The End Of The Period	$ 16,913	$ 30,817

Schedule Of Non-Cash Investing and Financing Activities
In 2012, a shareholder contributed $10,726 to the capital of the Company.

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 1,228	$ -

See accompanying notes to financial statements.

Twentyfour/seven Ventures, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

Note 1. Organization, Operations and Summary of Significant Accounting Policies

Twentyfour/seven Ventures, Inc. (the "Company") was incorporated in the State of Colorado on March 8, 2007. The Company is engaged in the bail bond business.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Twentyfour/seven Ventures, Inc. and its wholly owned subsidiary, A Alpha Bail Bonds, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2013 and 2012 the Company had no balance in its allowance for doubtful accounts.

Collateral

Collateral which is held by the Company must be returned at the request of the defendant once the bail is exonerated. Any collateral returned may be reduced by any uncollected premium or by any other outstanding charges. Any amount retained would be recognized as income.  Since collateral is only returned at the request of a defendant, it is characterized as a refundable deposit.  Collateral funds held at December 31, 2013 and 2012 were $ 82,459 and $23,100.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life, generally seven years for furniture and fixtures and five years for office equipment. Depreciation expense for 2013 and 2012 was $570 and $2,609.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from bond premiums is recognized when the bond has been written and is in force, and the client has paid the premium or collectability is reasonably assured. The Company recognizes revenue from agency relationships on a gross basis, as the Company is the sole obligor for the bond to both the client and the court, the Company within legal limits may set bond fees where it wishes, and the Company is responsible for performing on the bond should the client default.  The Company includes all direct costs related to the writing and fulfillment of bonds (dismissal or payment) in costs of revenues including bond fees, forfeitures, bounty fees, direct liability insurance costs, and direct labor and office costs.

Advertising costs

Advertising costs are expensed as incurred. The Company incurred advertising costs in 2013 and 2012, of $17,990 and $28,042, respectively.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. During the years ended December 31, 2013 and 2012, no potentially dilutive debt or equity instruments were issued or outstanding.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheet, approximates fair value due to their short term maturities.

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

Products and services, geographic areas and major customers

The Company earns revenue from writing bail bonds, and has no other separate lines of business.  All premiums in 2013 and 2012 were earned domestically and written to external customers. No one customer accounted for over 10% of premiums.

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation.

Note 2. Related Party Transactions

The Company has established an agency agreement with a general bonding agency through which the Company may write bail bonds and earn revenues from bond premiums. The agreement is in the name of the manager of A Alpha Bail Bonds, LLC, a fully owned subsidiary of the registrant, who is also a shareholder of the Company. As compensation for the agency arrangement, the general agent is paid a fee of 1.8% of the face amount of any bond written by the Company.

Affiliates of shareholders were paid agent fees for their production in the amounts of $75,775 and $65,174 for 2013 and 2012, respectively.

During the year ended December 31, 2012, a shareholder contributed $10,276 to the capital of the Company.

Note 3. Restricted Reserves

The Company is required by regulation to place 1% of the face amount of any bond written into a cash reserve account, called a "buildup fund", as a hedge against potential bond forfeitures.  The cash deposited into the buildup fund on any given bond may be released to the Company upon bond release by a court, or after the passing of a statutory time frame, generally 36 months.  The balance in the buildup fund at December 31, 2013 and 2012 was $220,444 and $178,015.

Note 4. Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740.

Income taxes at federal and state statutory rates are reconciled to the Company's actual income taxes as follows:

	December 31, 2013	December 31, 2012
Tax at federal statutory rate (15%)	$1,064	$ (895)
State income tax (5%)	252	(299)
Book/tax permanent differences:
Meals & entertainment	691	706
Revenue estimates	(977)	1,681
Expense estimates	-	810
Tax rate estimate	-	(27)
	1,030	1,976
Net operating loss carryforward	-	(766)
	$1,030	$1,210

At the beginning of 2011 the Company had $38,603 in net operating loss carryforwards available for use. The Company used $34,772 of the carryforwards in 2011, leaving a remainder carryforward at end 2011 of $3,831 resulting in a deferred tax asset of approximately $766 which was offset by a 100% valuation allowance. The change in the valuation allowance in 2011 was $6,954. At the beginning of 2012 the Company had $3,831 in net operating loss carryforwards available for use. The Company used $3,831 of the carryforwards in 2012, leaving no remainder carryforward at end 2012 and no deferred tax asset. The change in the valuation allowance in 2012 was $766.

Note 5. Leases

The Company rented its office space at $700 per month plus costs under a month to month lease.  Rent expense in 2013 and 2012, was $10,926 and $9,600.  Effective January 1, 2014, the Company increased its square footage in the same location, under a thirty-six month lease at the rate of $1,250 per month plus costs.

Note 6. Notes Payable, Related parties

The Company at December 31, 2013 and 2012 had notes payable outstanding to shareholders of $108,000, and $75,000, unsecured, bearing interest at 8% per annum.  At December 31, 2013, $75,000 of the outstanding notes payable had matured as of June 1, 2013 and $33,000 of the outstanding notes payable mature on June 1, 2014.

Accrued interest payable on the notes to related parties at each date was $16,873, and $10,477. Interest expense for 2013 and 2012 was $6,396 and $3,644.

Note 7.  Subsequent Events

Effective January 31, 2014, an affiliate of a shareholder advanced $30,000 on a note payable, bearing interest at the rate of $6,000 due in a balloon payment on or before January 30, 2015. The loan is guaranteed by the manager of A Alpha Bail Bonds, LLC, a fully owned subsidiary of the Company, and a shareholder of the Company.

The Company has evaluated subsequent events through the date these financial statements were available to be issued of April 2, 2014 and determined that there are no other reportable subsequent events.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our bylaws provide that the number of directors who shall constitute the whole board shall not be less than one.  The shareholders at any annual meeting may determine the number which shall constitute the board and the number so determined shall remain fixed until changed at a subsequent annual meeting.  The directors shall be elected at each annual meeting of the shareholders; however, if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose.  All directors shall hold office until their respective successors are elected.

The officers and directors are as follows:

NAME	AGE	POSITIONS HELD	TERM OF OFFICE
Robert M. Copley, Jr.	50	Chief Executive Officer, President, Treasurer, Chairman of the Board	October 1, 2009 to present
Danielle Abrahams	40	Corporate Secretary, Director	March 9, 2007 to present
Robert M. Copley, Sr.	73	Director	March 9, 2007 to present

Richard Harmon	61	Director	March 9, 2007 to present
Steven Rickett	46	Director	March 9, 2007 to present

Officer and Director Information:

Robert M. Copley, Jr., assumed his position as our CEO, president, treasurer and chairman of our board of directors on October 1, 2009.  Prior thereto, and from 2008 through today he is the owner of Pathway Evolutions LLC, a Service provider in personal, corporate, VIP protective services, self defensive weapons and tactics training, investigation specializing in digital services, licensed bail agent in the State of Colorado and Constitutional standards research.  From 2007 through today he is also the owner of Pivotal Studios LL, a freelance 2D/3D character design, modeling and rigging for broadcast, web advertising, brand / product identity primarily used in live action or CG environments. From 1998 to 2007 he was the owner of Dark Millennia Studio, a freelance illustrator, children’s book illustration, graphic design, web design, gallery operations director. The business was sold in 2007, ending all personal involvement to date.  He will be devoting most of his time to this company.

Danielle Abrahams was appointed as our corporate secretary and a director on March 9, 2007.  In addition, Danielle Ficarra-Abrahams is the office manager/research assistant for Winchester Chiropractic and Wellness Center in Centennial, CO since 2007.  As a research assistant for Dr. Ted Winchester, she travels with him across the country teaching seminars on detoxification and nutrition.  From August of 2000 to December 2005, she was the practice manager for South Mesa Veterinary Hospital, Ft. Collins, CO.  Ms. Abrahams has a veterinary technician degree from Bel-Rea and a biology degree from Colorado State University.  She devotes only such time as necessary to our business, which is not expected to exceed ten hours per month.

Robert M. Copley, Sr., has been a director of the registrant since March 9, 2007.  Currently Mr. Copley is a bail bondsman writing under the trade name of Free Time Bail Bonds.  He has been a bail bondsman since February 2006. Since October of 2000 through today, Copley has been contracted to various bail bond establishments as a fugitive recovery agent.  Prior to 2000, he worked in the construction industry as a pipe fitter, pipe fitter foreman, and pipe fitter superintendent with a total of 37 years service out of Pipe Fitters Local Union No. 208.  Mr. Copley has been an established contractor in the heating, ventilating and air conditioning industry including a high security refrigeration mechanic at Los Alamos Labs in Los Alamos, New Mexico during 1988. Mr. Copley attended Colorado University, Pueblo Junior College, various trade seminars, and the Canadian Institute of Technology. He devotes only such time as necessary to our business.

Richard Harmon assumed his position as a director of the registrant on March 9, 2007.  In addition, he has been an account executive with Consumer Contact Company of Lakewood, Colorado, since September 2003.  This company is a full service promotional products agency.  Prior thereto, and from September 2002 to September 2003, Mr. Harmon was an account executive with Larry Shutt & Company, overseeing client accounts.  From January 1995 to September 2002, Mr. Harmon was self-employed, dba Rite-On Advertising Specialties.  Mr. Harmon obtained a bachelors degree in business administration from the University of Albuquerque, graduating in 1976.  He devotes only such time as necessary to our business.

Steven Rickett was appointed a director of the registrant on March 9, 2007, and has been involved in fugitive recovery for nineteen years. He became a full time fugitive recovery agent in March of 2005, and currently has contracts with fifteen bondsmen in the State of Colorado and with an immigration bonding company domiciled in Florida.  He has traveled to eight states to recover fugitives and has effectuated arrests in thirty-two other states. His investigative skills, as well as tactical training, are second to none in the industry. He currently oversees three, three-man crews in the fugitive recovery industry and is growing.  His oldest son, Nicholas, has been a member and leader of a team since 2009. He also possesses a surety agent’s license and writes bail bonds for the Company.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2013.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.  As such, the board of directors shall undertake these tasks for the foreseeable future.

Indemnification

The corporation shall indemnify any officer or director or any former officer or director, to the full extent permitted by law.  We shall indemnify any officer or director in connection with any proceedings, including appeals, if he or she acted in good faith and in a manner he or she reasonably believed to be in the best interests of the corporation and they had no reasonable cause to believe that his or her conduct was unlawful.  The termination of any proceeding by judgment, order, settlement, or conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in the best interests of the corporation or had reasonable cause to believe that his or her conduct was unlawful.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or preceding that may result in a claim for indemnification.

We do not have any insurance policies covering our officers and directors with respect to certain liabilities, including liabilities arising under the Securities Act or otherwise.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Robert M. Copley, Jr.	2013	$0	n/a	n/a	n/a	n/a	n/a
CEO, CFO	2012	$0	n/a	n/a	n/a	n/a	n/a

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Options/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

There are currently 10,000,000 common shares issued and outstanding.  The following table sets forth the number and percentage of common shares owned by:

     (i) each person known to us to beneficially own more than 5% of its outstanding common stock,

    (ii) each director,

   (iii) each named executive officer and significant employee, and

    (iv) all officers and directors as a group.

Name and address	Securities Owned	Percentage Owned
Robert Copley, Jr.
525 Everett St. Lakewood, CO 80226	40,000	0.4%

Danielle Abrahams (1)
12031 Blackwell Way Parker, CO 80138	15,000	0.15%
Robert Copley, Sr.
PO Box 460 Byers, CO 80103	15,000	0.15%

Richard Harmon
115 Wright St. Golden, CO 80401	15,000	0.15%

Steven Rickett
2285 S. Coors St. Lakewood, CO 80228	15,000	0.15%

All Officers and Directors As a Group (Five People)	100,000	1%

Gabriele Family Trust (2) PO Box 102922 Denver, CO 80250	3,500,000	35%

Abrahams Family Trust (3) PO Box 102922 Denver, CO 80250	3,500,000	35%
FE Gen Con Inc. (4) 534 S. Field St. Lakewood, CO 80226	1,000,000	10%
All 5% Owners as a Group (3 entities)	8,000,000	80%

(1)

Danielle Abrahams has sole voting power and sole dispositive power over the securities owned by her, and no control over the shares held by the Abrahams Family Trust.

(2)

Scott Gabriele is the trustee and has sole voting and dispositive power over the shares held by the Gabriele Family Trust

(3)

Frank Ficarra is the trustee, has sole voting and dispositive power over the shares held by the Abrahams Family Trust, and the father of Danielle Abrahams, a director

(4)

Controlled by Edward Wisniewski, and a non-affiliate of the registrant.  Mr. Wisniewski has sole voting and dispositive power over the shares held by FE Gen Con Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Robert Copley, Sr. and Robert Copley, Jr. are father and son.  Danielle Abrahams is the daughter of Frank Ficarra, a 35% shareholder through the Abrahams Family Trust.

The registrant had established an agency agreement with International Fidelity Insurance Company, a general bonding agency through which the registrant may write bail bonds and earn revenues from bond premiums. The agreement is in the name of Frank B. Ficarra, Agency, the supervising agent and a shareholder of the registrant. As compensation for the agency arrangement, the general agent is paid a fee of 1.8% of the face amount of any bond written by the registrant. This agreement terminated on February 28, 2013, due to International Fidelity Insurance Company withdrawing from the State of Colorado.

Affiliates of shareholders were paid agent fees for their production in the amounts of $75,775 and $65,174 for 2013 and 2012, respectively.

The Company at December 31, 2013 and 2012 had notes payable outstanding to shareholders of $108,000, and $75,000, unsecured, bearing interest at 8% per annum.  At December 31, 2013, $75,000 of the outstanding notes payable had matured as of June 1, 2013 and $33,000 of the outstanding notes payable mature on June 1, 2014.  Effective January 31, 2014, an affiliate of a shareholder advanced $30,000 on a note payable, bearing interest at the rate of $6,000 due in a balloon payment on or before January 30, 2015. The loan is guaranteed by the manager of A Alpha Bail Bonds, LLC, a fully owned subsidiary of the Company, and a shareholder of the Company

Accrued interest payable on the notes to related parties at each date was $16,873, and $10,477. Interest expense for 2013 and 2012 was $6,396 and $3,644.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We engaged Cutler & Co., LLC as our independent auditor on December 30, 2013.  No fees were paid to them during the year ended December 31, 2013.

Audit Fees.  We paid aggregate fees and expenses of approximately $11,090 and $28,100 to Ronald R. Chadwick, P.C. during 2013 and 2012 for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. for the years ended December 31, 2013 and 2012 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Ronald R. Chadwick, P.C. during 2013 and 2012.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	January 17, 2013
3.2	Amendment to Articles of Incorporation	Form S-1	January 17, 2013
3.3	Bylaws	Form S-1	January 17, 2013
10.1	Agency Agreement between A Alpha Bail Bonds and Bankers Insurance Group	Form S-1/A	April 26, 2013
99	Fee Distribution Outline	Form S-1/A	April 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Twentyfour/seven Ventures Inc.

By: /s/ Robert M. Copley, Jr.

            Robert M. Copley, Jr.

            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Robert M. Copley, Jr.                               Dated: April 10, 2014

           Robert M. Copley, Jr.

           Chief Executive Officer

           Chief Financial Officer/ Controller

           Chairman of the Board

By:  /s/Danielle Abrahams                                   Dated: April 10, 2014

           Danielle Abrahams

           Director

By:  /s/Robert M. Copley, Sr.                              Dated: April 10, 2014

           Robert M. Copley, Sr.

           Director

By:  /s/Richard Harmon                                       Dated: April 10, 2014

           Richard Harmon

           Director

By:  /s/Steven Rickett                                          Dated: April 10, 2014

           Steven Rickett

           Director