Form 10-Q
period 2014-03-31
Twentyfour/seven Ventures, Inc.
filed 2014-05-15
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

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

May 15, 2014:   Common Stock – 10,000,000

TWENTYFOUR/SEVEN VENTURES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets
Cash	$ 24,467	$ 16,913
Accounts receivable, net of allowance for bad debt	9,364	18,764
Customer deposits - held	59,189	82,459
Total current assets	93,020	118,136

Fixed assets	3,309	2,850
Accumulated depreciation	(2,769)	(2,565)
Restricted cash reserves	216,582	220,444
Other assets	650	650
	217,772	221,379
Total Assets	$ 310,792	$ 339,515

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 1,189	$ 5,069
Accrued interest payable, related parties	19,533	16,873
Income taxes payable	790	1,030
Customer deposits - owed	59,189	82,459
Notes payable, related parties	123,000	108,000
Total current liabilities	203,701	213,431

Stockholders' Equity
Common stock, $.001 par value;
100,000,000 shares authorized;
10,000,000 shares issued & outstanding	10,000	10,000
Additional paid in capital	73,209	73,209
Retained earnings	23,882	42,875
Total Stockholders' Equity	107,091	126,084

Total Liabilities and Stockholders' Equity	$ 310,792	$ 339,515

The accompanying notes are an integral part of the consolidated financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)	(Unaudited)

Revenues	$ 119,057	$ 146,142

Cost of sales	81,190	92,203

Gross profit	37,867	53,939

Operating expenses:
Depreciation	204	668
Professional fees	7,128	700
Rent	3,750	2,576
Other operating expense	43,118	29,283
	54,200	33,227

Income(loss) from operations	(16,333)	20,712

Other income (expense):
Interest expense	(2,660)	(1,500)
	(2,660)	(1,500)

Income (loss) before provision for income taxes	(18,993)	19,212

Provision for income tax	-	3,811

Net income (loss)	$ (18,993)	$ 15,401

Net income (loss) per share - Basic and fully diluted	$ (0.00)	$ 0.00

Weighted average number of common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of the consolidated financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$ (18,993)	$ 15,401

Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Amortization & depreciation	204	668
Increase in allowance for bad debt	9,400	-
Changes in current assets and liabilities:
Accounts receivable	-	(10,555)
Accounts payable	(3,880)	91
Accrued interest payable, related parties	2,660	1,500
Income taxes payable	(240)	2,601

Net cash provided by (used for) operating activities	(10,849)	9,706

Cash Flows From Investing Activities:
Fixed asset purchases	(459)	(672)
Restricted cash reserves	3,862	(17,437)

Net cash provided by (used for) investing activities	3,403	(18,109)

Cash Flows From Financing Activities:
Notes payable, related parties	15,000	-

Net cash provided by (used for) financing activities	15,000	-

Net Increase (Decrease) In Cash	7,554	(8,403)

Cash At The Beginning Of The Period	16,913	24,579

Cash At The End Of The Period	$ 24,467	$ 16,176

Schedule Of Non-Cash Investing And Financing Activities
	$ -	$ -

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 240	$ 1,210

The accompanying notes are an integral part of the consolidated financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The interim consolidated financial statements of Twentyfour/seven Ventures, Inc. (“we”, “us”, “our”, “Twentyfour/seven”, or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Twentyfour/seven's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on April 10, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these consolidated financial statements do not include all of the information and footnotes required by US GAAP for annual consolidated financial statements.

The consolidated financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such consolidated financial statements. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the entire fiscal year for any other period.

NOTE 2. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted cash deposits

The Company is required by regulation to place 1% of the face amount of any bond written into a cash reserve account, called a "buildup fund", as a hedge against potential bond forfeitures. The cash deposited into the buildup fund on any given bond may be released to the Company upon bond release by a court, or after the passing of a statutory time frame, generally 36 months.  The balance in the buildup fund at March 31, 2014 and December 31, 2013 was $216,582 and $220,444.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.  As of March 31, 2014, the Company had an allowance for bad debt of $9,400.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life. During the three months ended March 31, 2014, the Company purchased office equipment in the amount of $459.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

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

Net income (loss) per share

The Company computes net loss per share in accordance with ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding during the period.  Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Recent Accounting Pronouncements

The Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE. 3 NOTES PAYABLE, RELATED PARTIES

Effective January 30, 2014, an affiliate of a shareholder entered into a note payable agreement with the Company in the amount of $30,000, bearing interest at the rate of $6,000, due in a balloon payment on or before January 30, 2015.  On January 30, 2014, $15,000 was advanced on this note payable.  The loan is guaranteed by the manager of A Alpha Bail Bonds, LLC, a fully owned subsidiary of the Company, and a shareholder of the Company.  The remaining $15,000 has not been drawn on this note.

NOTE 4. CONVERTIBLE DEBT

On March 27, 2014, the Company entered into a Securities Purchase Agreement with an unaffiliated entity.  No amounts have been recorded under this agreement as the loan was not funded until April 11, 2014.

Under this agreement, the Company will sell a convertible note to the entity in the aggregate principal amount of $53,000, which is convertible into common shares of the Company.  This convertible note is due nine months after its issuance.  After 180 days have passed since the issuance of the note and the release of funds to the Company, the note will be convertible into common shares.  The conversion price is 58% of the Company’s market price, which is the average of the lowest three closing bid prices of the Company during the last ten trading days.  The note holder may not convert more than 4.99% of the issued and outstanding common shares at any one time.

The Company has the right to repay the prepay the note, together with accrued and unpaid interest, at any time within the first 180 days from receipt of funds by paying between 115% and  140% of the outstanding principal amount of the note together with the accrued and unpaid interest. After the initial 180 day period, there is no further right of prepayment.

In addition, there is a sum of $3,000 to be paid by the Company to the note holder's counsel for the preparation of documentation related to the transaction.

Should the Company default on the repayment of the note, it is immediately due and payable.  The minimum amount due is 150% times the outstanding principal and unpaid interest.

NOTE 5.  SUBSEQUENT EVENTS

As described in Note 4 above, the Company received net proceeds of $50,000 from the convertible debt agreement on April 11, 2014.

The Company has evaluated subsequent events through the date these financial statements were available to be issued of May 15, 2014, and determined that there are no other reportable subsequent events.

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

Capital Resources and Source of Liquidity:

Our cash balance is $24,467 as of March 31, 2014.  We believe that our cash balance will be sufficient to fund our operations for the fiscal year ended December 31, 2014 and has no current plans to raise additional equity.  We have two notes payable to shareholders for a total of $75,000 due on June 1, 2014.

For the three months ended March 31, 2014, we spent $459 on fixed asset purchases and maintained $3,862 in our restricted cash reserves.  As a result, we had net cash provided by investing activities of $3,403 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we spent $672 on fixed asset purchases and invested $17,437 into restricted cash reserves.  As a result, we had net cash used for investing activities of $18,109 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, we received $15,000 from a related party note payable.  As a result, we had net cash provided by financing activities of $15,000 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we did not pursue any financing activities.

Results of Operations

For the three months ended March 31, 2014, we received revenues of $119,057.  Our cost of sales was $81,190, resulting in a gross profit of $37,867.  We incurred depreciation expenses of $204 and professional fees of $7,128.  We paid rent expenses of $3,750 and other operating expenses of $43,118.  We incurred interest expenses of $2,660.  As a result, we had a net loss of $18,993 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we received revenues of $146,142.  Our cost of sales was $92,203, resulting in a gross profit of $53,939.  We incurred depreciation expenses of $668 and professional fees of $700.  We paid rent expenses of $2,576 and other operating expenses of $29,283.  We incurred interest expenses of $1,500 and paid income taxes of $3,811.  As a result, we had net income of $15,401 for the three months ended March 31, 2013.

Our revenues decreased by $27,085, or 18.5%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of having fewer clients during 2014.  Our cost of sales decreased by $11,013, or 11.9%, for the same period.  We paid $6,428 more for professional expenses during the three months ended March 31, 2014 as a result of becoming a public company and having to include the audited financials for the December 31, 2013 Form 10-K, and we paid $13,044 more for other operating expenses during the three months ended March 31, 2014 as a result of additional costs incurred while initiating a financing deal.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 15, 2014

TWENTYFOUR/SEVEN VENTURES, INC.

By:  /s/Robert M. Copley, Jr.

Robert M. Copley Jr.

Chief Executive Officer

By:  /s/Danielle Abrahams

Danielle Abrahams

Chief Financial Officer