Form 10-Q
period 2014-06-30
Twentyfour/seven Ventures, Inc.
filed 2014-08-14
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

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

August 14, 2014:   Common Stock – 80,000,000

TWENTYFOUR/SEVEN VENTURES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$23,675	$16,913
Accounts receivable, net of allowance for doubtful accounts of $18,764 and $0 at June 30, 2014 and December 31, 2013, respectively	-	18,764
Customer deposits - held	50,271	82,459
Deferred debt issuance costs, net	1,986	—
Total current assets	75,932	118,136

Fixed assets	3,309	2,850
Accumulated depreciation	(3,309)	(2,565)
Intangible assets	25,000	—
Accumulated amortization	(2,292)	—
Restricted cash reserves	225,232	220,444
Other assets	650	650
	248,590	221,379

Total assets	$324,522	$339,515

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,189	$5,069
Income taxes payable	790	1,030
Accrued interest payable	1,104	—
Accrued interest payable, related parties	23,601	16,873
Customer deposits - owed	50,271	82,459
Deferred purchase agreement	13,000	—
Derivative liability	51,898	—
Convertible note payable, net	17,918	—
Convertible notes payable, related parties, net	114,250	108,000
Total current liabilities	274,021	213,431

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 80,000,000 shares issued & outstanding	80,000	80,000
Additional paid in capital	19,877	3,209
Retained earnings (deficit)	(49,376)	42,875
Total stockholders' equity	50,501	126,084

Total liabilities and stockholders' equity	$324,522	$339,515

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013

Revenues	$144,086	$156,631		$263,143	$302,773

Cost of sales	110,540	142,573		191,730	234,776

Gross profit	33,546	14,058		71,413	67,997

Operating expenses:
Depreciation and amortization	2,832	582		3,036	1,250
Rent	3,750	2,600		7,500	5,176
Professional fees	44,633	645		51,761	1,345
Other operating expense	24,668	36,819		67,786	66,102
Total operating expenses	75,883	40,646		130,083	73,873

Loss from operations	(42,337)	(26,588)		(58,670)	(5,876)

Other income (expense):
Gain on revaluation of derivative liability	51,040	—		51,040	—
Loss on origination of derivative liability	(48,880)	—		(48,880)	—
Debt discount amortization	(17,918)	—		(17,918)	—
Debt discount amortization, related parties	(7,919)	—		(7,919)	—
Interest expense	(3,176)	—		(3,176)	—
Interest expense, related parties	(4,068)	(1,500)		(6,728)	(3,000)
Total other income (expense)	(30,921)	(1,500)		(33,581)	(3,000)

Loss before provision for income taxes	(73,258)	(28,088)		(92,251)	(8,876)

Income tax benefit	—	3,811		—	—

Net loss	$(73,258)	$(24,277)		$(92,251)	$(8,876)

Net loss per common share:
Basic and diluted	$(0.00)*	$(0.00)	*	$(0.00* )	$(0.00)*

Weighted-average common shares outstanding:
Basic and diluted	80,000,000	80,000,000		80,000,000	80,000,000

‘ * denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(92,251)	$(8,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,036	1,250
Amortization of deferred debt issuance costs	1,014	—
Noncash interest expense	1,057	—
Amortization of debt discount	17,918	—
Amortization of debt discount, related parties	7,919	—
Increase in allowance for bad debt	18,764	—
Loss on origination of derivative liability	48,880	—
Gain on revaluation of derivative liability	(51,040)	—
Changes in current assets and liabilities:
Accounts receivable	—	(8,692)
Accounts payable	(3,880)	706
Accrued interest payable	1,104	—
Accrued interest payable, related parties	6,728	3,000
Income taxes payable	(240)	(1,210)
Deposits	—	(2,674)
Net cash provided by (used in) operating activities	(40,991)	(16,496)

Investing activities:
Fixed asset purchases	(459)	(672)
Acquisition of intangible assets	(12,000)	—
Increase in restricted cash reserves	(4,788)	(2,786)
Net cash provided by (used in) investing activities	(17,247)	(3,458)

Financing activities:
Debt issuance costs	(3,000)	—
Convertible note payable	53,000	—
Convertible note payable, related party	15,000	—
Net cash provided by (used in) financing activities	65,000	—

Net increase in cash	6,762	(19,954)

Cash, beginning of period	16,913	24,579

Cash, end of period	$23,675	$4,625

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$240	$1,210

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(continued)

	Six Months Ended June 30,
	2014	2013

Supplemental disclosure of non-cash financing activities:
Fair market value of derivative liability issued with convertible note payable	$101,880	$—
Fair market value of derivative liability issued with accrued interest on convertible note payable	$1,059	$—
Intrinsic value of beneficial conversion feature issued with convertible note payable related party	$15,000	$—
Intrinsic value of beneficial conversion feature issued with accrued interest on convertible note payable related party	$1,668	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

Note 1 – Nature of Operations

Nature of Operations

Twentyfour/seven Ventures, Inc. and its wholly owned subsidiary, A Alpha Bail Bonds LLC, (collectively “we,” “our,” “us,” the "Company" or “Twentyfour/seven”) are engaged in the bail bond business. We were incorporated in the State of Colorado on March 8, 2007.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 and 2013, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the periods presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Critical Accounting Policies

Our accounting policies are described in our audited consolidated financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the condensed consolidated financial statements upon adoption.

Note 3 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2014 the Company incurred losses of $92,251 and used cash of $40,991 in its operating activities. As at June 30, 2014 the Company had a working capital deficit of $198,089 and an accumulated deficit of $49,376.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Note 4 – Restricted Cash

We are required by regulation to place 1% of the face amount of any bond written into a cash reserve account, called a "buildup fund", as a hedge against potential bond forfeitures. The cash deposited into the buildup fund on any given bond may be released to us upon bond release by a court, or after the passing of a statutory time frame, generally 36 months.  The balance in the buildup fund at June 30, 2014, and December 31, 2013, was $225,232 and $220,444, respectively.

Note 5 – Fair Value of Financial Instruments

We have adopted the guidance of ASC 820, “Fair Value Measurement” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

ASC 825, “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We have not elected to apply the fair value option to any outstanding instruments.

Our financial instruments primarily consist of cash, accounts receivable, customer deposits, deferred debt issuance costs, accounts payable, income taxes payable, notes payable, notes payable related parties and accrued liabilities.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash, accounts receivable, customer deposits, deferred debt issuance costs, accounts payable, income taxes payable and accrued liabilities approximates fair value because of the short-term nature of these financial instruments. The carrying amounts of the notes payable and notes payable related parties approximate fair value as of the balance sheet date presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates.

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total

Derivative liability	$—	$—	$51,898	$51,898

We did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2013.

Note 6 – Intangible Assets

On January 15, 2014, the Company entered into an agreement with AAA Quick Action Bail Bonding (“AAAQ”) to acquire AAAQ’s telephone number (303-455-4960), all contacts and the services of Lori Ellen Smith, AAAQ’s owner, as surety agent for AAAQ’s clients, logos and goodwill for total purchase consideration of $25,000 (“Purchase Consideration”). The Purchase Consideration was payable as follows: $5,000 on signature of the agreement and subsequently $2,000 per month commencing February 15, 2014. As at June 30, 2014, the Company had made payments under this agreement totaling $12,000 and a balance of $13,000 was due and payable.

The entire Purchase Consideration of $25,000 has been allocated to the value of the customer base acquired and is being amortized over its anticipated useful life of 5 years.

Note 7 – Convertible Note Payable and Derivative Liability

From time to time, we issue convertible promissory notes (the “Note” or “Notes”) to an unaffiliated third party. The net proceeds from these transactions are used for general working capital purposes. The difference between the face amount of the Notes and the net proceeds, if any, is recorded as deferred debt issuance costs on our condensed consolidated balance sheets if such difference is the result of payments related to issuance costs. Deferred debt issuance costs are amortized on a straight-line basis (which does not materially differ from the effective interest rate basis for our notes) over the term of the note and this amortization is included in interest expense in our condensed consolidated statements of operations.

The Note may be converted into shares of our common stock, par value $0.001 per share (our “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Note, at the option of the holder. The Conversion Price is equal to 58% (the “Base Conversion Rate”) multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of our Common Stock during the ten (10) trading day period prior to the date of conversion divided by the Closing Price of our Common Stock on the day of conversion.

The Company evaluated the terms of the conversion features of the Note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. Since the conversion price can change with reductions in the price of Company common stock and the note is convertible into an unlimited number shares of its common stock (“Unlimited Shares Feature”), the conversion feature meets the definition of a derivative. The Company therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The difference between the Closing Price of our Common Stock and the Variable Conversion Rate is referred to as the Variable Conversion Rate Differential (“VCRD”). As noted above, the VCRD and Base Conversion rate components both result in there being no explicit limit on the number of shares that may be required to settle this contract and thereby the Company cannot assert it will have sufficient authorized shares over the contract period to settle this contract.  Accordingly, the conversion feature as a whole is a liability.

In accordance with GAAP, the estimated fair value of the embedded conversion option derivative liability related to the Notes is required to be measured and recognized as a derivative liability on the date issuance at its fair value and re-measured to its new fair value at each balance sheet date. The estimated fair value of the compound embedded derivative liability related to the Note outstanding was measured as the aggregate estimated fair value of each component of the conversion feature, based on Level 2 and Level 3 inputs, which includes historical VCRDs, using a binomial lattice pricing model. Changes in the fair value of the compound embedded derivative liability at each reporting date are included in gain/ (loss) on derivative liability in our condensed consolidated statement of operations.

Similarly, accrued interest payable applicable to the Notes is convertible into Common Stock, without limit, at the same Base Conversion Rate and VCRD. The fair value of the compound embedded derivative liability applicable to accrued interest payable is measured and recognized at inception as a derivative liability with a corresponding charge to interest expense.  As noted above, all derivative liabilities are re-measured in subsequent reporting periods with any change in fair value being included in gain/ (loss) on derivative liability.

At June 30, 2014, we had one Note outstanding in the principal amount of $53,000, which matures in January 2015, if not converted prior thereto. The Company received net proceeds from this Note of $50,000.

The Note also contains a prepayment option whereby we may, during the first 179 days the Note is outstanding, prepay the Note by paying 120% during the first 60 days, increasing in 5% increments each month to a maximum of 140% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default. After the initial 179 day period, there is no further right of prepayment.

The note holder may not make any conversions that would result in the note holder holding more than 4.99% of our issued and outstanding Common Stock at any one time.

We have reserved 810,000 shares of our unissued Common Stock for potential conversion of this Note.

Should we default on the repayment of the note, it is immediately due and payable.  The minimum amount due is 150% times the outstanding principal and unpaid interest.

The fair value of the compound embedded derivative liability applicable to this Note on the day of issuance was $101,880 and was recorded as derivative liability. $53,000 of this amount was recorded as debt discount (limited to the face amount of the Note) and the excess $48,880 was recognized as loss on origination of derivative liability in our condensed consolidated statements of operations. The compound embedded derivative liability applicable to the Note was revalued to $50,840 on June 30, 2014, and a gain on revaluation of the derivative liability of $51,040 was recorded in our condensed consolidated statements of operations.

We recognized $3,176 of interest expense applicable to this Note during the three and six months ending June 30, 2014. We also recognized $17,918 of debt discount amortization during the three and six months ended June 30, 2014 relating to this Note.

Note 8 –Convertible Notes Payable, Related Parties

Our convertible notes payable to related parties consist of the following:

	June 30, 2014	December 31, 2013

Promissory notes - affiliates	$108,000	$108,000
Convertible promissory note - affiliate	15,000	—
Less - debt discount	(8,750)	—
	$114,250	$108,000

The $108,000 of unsecured, 8% promissory notes to affiliates plus accrued interest was due June 1, 2014. On May 30, 2014, the note holders agreed to change the promissory notes from term notes to convertible demand notes. The terms of the conversion have yet to be agreed upon and consequently it has not been possible to assign a value to the, as yet, undefined conversion feature. All other terms remained the same.

On January 30, 2014, we borrowed $15,000 from an affiliate of a shareholder and issued a $30,000 unsecured convertible promissory note, plus $6,000 accrued interest, due January 30, 2015. The note requires that the remaining $15,000 in principal be funded to us by the note holder within 180 days from the date of the note. At the option of the note holder, the $36,000 of principal and interest is convertible, at a 50% discount to market price, into shares of our common stock on January 30, 2015, not to exceed 10 million shares (“the Beneficial Conversion Feature” of “BCF”). This note is guaranteed by the manager of our wholly owned subsidiary who is also a principal shareholder of Twentyfour/ seven.

The intrinsic value of the BCF applicable to the initial borrowing on June 30, 2014 is $15,000 and this amount was accounted for as additional paid in capital and debt discount on our condensed consolidated balance sheets. The debt discount is being amortized on a straight-line basis, which approximates the effective interest method, over the one-year term of the note. During the three and six month periods ending June 30, 2014, we recognized $1,668 of interest expense, related parties, and accrued interest payable, related parties, applicable to this borrowing. The accrued interest payable, related parties, is also convertible into shares of our common stock at a 50% discount to market price. Accordingly, during this same period, we recognized an increase in additional paid in capital and a discount on accrued interest payable, related parties, in the amount of $1,668 which is the fair value of the BCF applicable to the accrued interest on this borrowing. The $1,668 discount on accrued interest payable, related parties was amortized in its entirety as debt discount amortization, related parties, in our condensed consolidated statements of operations during the three and six months ended June 30, 2014.

Total interest expense applicable to notes payable, related parties, was $4,068 and $1,500 during the three months ended June 30, 2014, and 2013, respectively, and $6,728 and $3,000 during the six months ended June 30, 2014, and 2013, respectively. Accrued interest payable, related parties, was $23,601 and $16,873 as at June 30, 2014 and December 31, 2013, respectively.

Note 9 – Stockholders’ Equity

Common stock

On July 21, 2014, we initiated an eight for one forward split applicable to our common shares outstanding as of that date. As the forward split was completed before the issuance of these financial statements, all numbers of common stock in these financial statements have been adjusted to reflect the forward split.

Additional paid in capital

During the three and six months ended June 30, 2014, $16,668 was charged to additional paid in capital in respect of the value assigned to the BCF of the convertible note payable related party issued in the period as described in Note 8 above.

Note 10 – Subsequent Events

On July 28, 2014, we issued a convertible promissory note in the amount of $42,500 with the same terms as the Note described in Note 4 for net proceeds of $40,000.

As described in Note 5 above, on July 31, 2014, we received proceeds of $15,000 from the second and final borrowing under the convertible promissory note to an affiliate dated January 30, 2014.

On July 21, 2014, we initiated an eight for one forward split applicable to our common shares outstanding as of that date. As the forward split was completed before the issuance of these financial statements, all numbers of common stock in these financial statements have adjusted to reflect the forward split.

We have evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued of August 14, 2014, and determined that there are no other reportable subsequent events.

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

Capital Resources and Source of Liquidity:

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2014 the Company incurred losses of $92,251 and used cash of $40,991 in its operating activities. As  at June 30, 2014 the Company had a working capital deficit of $198,089 and an accumulated deficit of $49,376.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Our cash balance is $23,675 as of June 30, 2014.  .  We have two notes payable to shareholders for a total of $108,000 due on June 1, 2014.  On May 30, 2014, the note holders agreed to change these promissory notes into convertible demand notes although the terms of such conversion are yet to be finalized.  During the six months ended June 30, 2014, we received $53,000 from convertible notes payable and $15,000 from convertible notes payable from related parties.

Cash Flow used in Operating Activities

For the six months ended June 30, 2014, we had a net loss of $92,251.  We had the following adjustments to reconcile net loss to net cash provided by or used in operating activities: $3,036 for depreciation and amortization, $1,014 for the amortization of deferred debt issuance costs, $1,057 for noncash interest expense, $17,918 for the amortization of debt discount, $7,919 for the amortization of debt discount for related parties, $18,764 for the increase in allowance for bad debt, $48,880 for loss on origination of derivative liability, and a $51,040 gain on revaluation of derivative liability.  We had the following changes in current assets and liabilities: $(3,880) on accounts payable, $1,104 on accrued interest payable, $6,728 on accrued interest payable to related parties, and $(240) on income taxes payable.  As a result, we had net cash used in operating activities of $40,991 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we had a net loss of $8,876.  We had an adjustment to reconcile net loss to net cash provided by operating activities of $1,250 for depreciation.  We had the following changes in current assets and liabilities: $(8,692) for accounts receivable, $706 for accounts payable, $3,000 for accrued interest payable for related parties, $(1,210) for income taxes payable, and $(2,674) for deposits.  As a result, we had net cash used in operating activities of $16,496 for the six months ended June 30, 2013.

Cash Flow Used in Investing Activities

For the six months ended June 30, 2014, we spent $459 on fixed asset purchases, $12,000 on acquisition of intangible assets, and $4,788 on increased restricted cash reserves.  As a result, we had net cash used in investing activities of $17,247 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we spent $672 on fixed asset purchases and $2,786 on restricted cash reserves.  As a result, we had net cash used in investing activities of $3,458 for the six months ended June 30, 2013.

Cash Flow Provided by Financing Activities

For the six months ended June 30, 2014, we spent $3,000 on debt issuance costs.  We received $53,000 from notes payable and $15,000 from notes payable from related parties.  As a result, we had net cash provided by financing activities of $65,000 for the six months ended June 30, 2014.  We did not pursue any financing activities for the six months ended June 30, 2013.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

For the three months ended June 30, 2014, we earned revenues of $144,086.  Our cost of sales was $110,540, resulting in gross profit of $33,546.  We incurred the following operating expenses: $2,832 for depreciation and amortization, $3,750 for rent, $44,633 for professional fees, and $24,668 for other operating expenses, resulting in total operating expenses of $75,883.  For other income and expenses, we had a gain on revaluation of derivative liability of $51,040.  We lost $48,880 on the origination of the derivative liability, $17,918 for debt discount amortization, $7,919 for debt discount amortization for related parties, $3,176 for interest expense, and $4,068 for interest expense for related parties.  As a result, we had a net loss of $73,258 for the three months ended June 30, 2014.

Comparatively, for the three months ended June 30, 2013, we earned revenues of $156,631.  Our cost of sales was $142,573, resulting in a gross profit of $14,058.  We incurred the following operating expenses: $582 for depreciation, $2,600 for rent, $645 for professional fees, and $36,819 for other operating expenses, resulting in total operating expenses of $40,646.  We incurred $1,500 for interest expense for related parties.  We had an income tax benefit of $3,811.  As a result, we had a net loss of $24,277 for the three months ended June 30, 2013.

The $48,981 difference in net loss for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily due to an increase in operating expenses and a large increase in other expenses.  Our revenues decreased by $12,545, or 8%, but out cost of sales decreased by $32,033, or 22%, which resulted in an increase in gross profit of $19,488.  The largest other cost was the gain of $51,040 from the revaluation of our derivative liability and the loss on origination of our derivative liability of $48,880.  These two increases and decreases are due to the convertible promissory entered into on March 27, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

For the six months ended June 30, 2014, we earned revenues of $263,143.  Our cost of sales was $191,730, resulting in a gross profit of $71,413.  We incurred the following operating expenses: $3,036 for depreciation and amortization, $7,500 for rent, $51,761 for professional fees, and $67,786 for other operating expenses, resulting in total operating expenses of $130,083.  For other income and expenses, we had a gain on revaluation of derivative liability of $51,040.  We lost $48,880 on origination of the derivative liability, $17,918 on debt discount amortization, $7,919 on debt discount amortization for related parties, $3,176 on interest expense and $6,728 on interest expense for related parties.  As a result, we had a net loss of $92,251 for the six months ended June 30, 2014.

Comparatively, for the six months ended June 30, 2013, we earned revenues of $302,773.  Our cost of sales was $234,776, resulting in a gross profit of $67,997.  We paid the following operating expenses: $1,250 for depreciation, $5,176 for rent, $1,345 for professional fees, and $66,102 for other operating expenses, resulting in total operating expenses of $73,873.  We paid $3,000 for interest expense for related parties.  As a result, we had a net loss of $8,876 for the six months ended June 30, 2013.

Our revenues decreased by $39,630, or 19.5% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  However, the cost of sales decreased by $43,046, or 18.3%, resulting in an increase in gross profit of $3,416 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increased professional fees were paid as a result of the increased costs of being a reporting company.  The largest other items were the gain of $51,040 from revaluation of our derivative liability and the loss on origination of derivative liability of $48,880.  These two increases and decreases are due to the convertible promissory entered into on March 27, 2014.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 14, 2014

TWENTYFOUR/SEVEN VENTURES, INC.

By:  /s/Robert M. Copley, Jr.

Robert M. Copley Jr.

Chief Executive Officer

By:  /s/Danielle Abrahams

Danielle Abrahams

Chief Financial Officer