Form 10-Q
period 2014-09-30
Twentyfour/seven Ventures, Inc.
filed 2014-11-14
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company (as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of November 14, 2014: 80,919,540

TWENTYFOUR/SEVEN VENTURES, INC.

FORM 10-Q

For the Nine Month Periods Ended September 30, 2014 and 2013

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18

SIGNATURES	19

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$21,791	$16,913
Accounts receivable, net of allowance for doubtful accounts of $18,764 and $0 at September 30, 2014 and December 31, 2013, respectively	—	18,764
Customer deposits - held	41,863	82,459
Prepaid rent	1,250	—
Deferred debt issuance costs, net	2,885	—
Total current assets	67,789	118,136

Fixed assets	3,309	2,850
Accumulated depreciation	(3,309)	(2,565)
Intangible assets	25,000	—
Accumulated amortization	(3,542)	—
Restricted cash reserves	249,904	220,444
Other assets	650	650
Total other assets	272,012	221,379

Total assets	$339,801	$339,515

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,189	$5,069
Income taxes payable	790	1,030
Accrued interest payable	2,815	—
Accrued interest payable, related parties	24,094	16,873
Customer deposits - owed	41,863	82,459
Deferred purchase agreement	7,000	—
Derivative liability	108,302	—
Convertible notes payable, net of debt discount	49,151	—
Notes payable, related parties and convertible notes payable, related parties, net	100,000	108,000
Total current liabilities	335,204	213,431

Commitments and contingences (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 80,000,000 shares issued & outstanding	80,000	80,000
Additional paid in capital	36,228	3,209
Retained earnings (deficit)	(111,631)	42,875
Total stockholders' equity	4,597	126,084

Total liabilities and stockholders' equity	$339,801	$339,515

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$184,750	$144,760	$447,893	$447,533

Cost of sales	130,991	84,970	322,721	319,746

Gross profit	53,759	59,790	125,172	127,787

Operating expenses:
Depreciation and amortization	1,250	264	4,286	1,514
Rent	3,750	2,625	11,250	7,801
Professional fees, related parties	16,500	-	43,223	-
Professional fees	11,719	584	36,757	1,929
Other operating expense	21,113	36,815	88,899	102,917
Total operating expenses	54,332	40,288	184,415	114,161

Income (loss) from operations	(573)	19,502	(59,243)	13,626

Other income (expense):
(Loss) gain on revaluation of derivative liability	(16,493)	—	34,547	—
Loss on origination of derivative liability	—	—	(48,880)	—
Debt discount amortization	(26,756)	—	(44,674)	—
Debt discount amortization, related parties	(10,100)	—	(18,019)	—
Interest expense	(5,199)	—	(8,375)	—
Interest expense, related parties	(3,134)	(1,500)	(9,862)	(4,500)
Total other income (expense)	(61,682)	(1,500)	(95,263)	(4,500)

Income (loss) before provision for income taxes	(62,255)	18,002	(154,506)	9,126

Provision for income taxes	—	(1,832)	—	(1,832)

Net income (loss)	$(62,255)	$16,170	$(154,506)	$7,294

Net income (loss) per common share:
Basic and diluted	$(0.00) *	$0.00 *	$(0.00) *	$0.00 *

Weighted-average common shares outstanding:
Basic and diluted	80,000,000	80,000,000	80,000,000	80,000,000

 * denotes net income (loss) of less than $0.01 per share.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net (loss) income	$(154,506)	$7,294
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,286	1,514
Amortization of deferred debt issuance costs	2,615	—
Noncash interest expense	2,946	—
Amortization of debt discount	44,674	—
Amortization of debt discount, related parties	18,019	—
Increase in allowance for bad debt	18,764	—
Loss on origination of derivative liability	48,880	—
Gain on revaluation of derivative liability	(34,547)	—
Changes in current assets and liabilities:
Accounts receivable	—	(23,693)
Prepaid rent	(1,250)
Accounts payable	(3,880)	(810)
Accrued interest payable	2,815	—
Accrued interest payable, related parties	7,221	4,500
Income taxes payable	(240)	622
Deposits	—	(2,674)
Net cash provided by (used in) operating activities	(44,203)	(13,247)

Investing activities:
Fixed asset purchases	(459)	(672)
Acquisition of intangible assets	(18,000)	—
Increase in restricted cash reserves	(29,460)	(14,192)
Net cash provided by (used in) investing activities	(47,919)	(14,864)

Financing activities:
Debt issuance costs	(5,500)	—
Convertible notes payable	95,500	—
Convertible notes payable and other related party borrowings	30,000	28,000
Convertible notes payable, related party - repayments	(23,000)	—
Net cash provided by (used in) financing activities	97,000	28,000

Net increase in cash	4,878	(111)

Cash, beginning of period	16,913	24,579

Cash, end of period	$21,791	$24,468

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$240	$—

TWENTYFOUR/SEVEN VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(continued)

	Nine Months Ended September 30,
	2014	2013

Supplemental disclosure of non-cash financing activities:
Fair market value of derivative liability issued with convertible notes payable	$105,299	$—
Fair market value of derivative liability issued with accrued interest on convertible notes payable	$3,003	$—
Intrinsic value of beneficial conversion feature issued with convertible notes payable, related parties	$30,000	$—
Intrinsic value of beneficial conversion feature issued with accrued interest on convertible notes payable, related parties	$3,019	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

TWENTYFOUR/SEVEN VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

Note 1 – Nature of Operations

Nature of Operations

Twentyfour/seven Ventures, Inc. and its wholly owned subsidiary, A Alpha Bail Bonds LLC, (collectively “we,” “our,” “us,” or “Twentyfour/seven”) are engaged in the bail bond business. We were incorporated in the State of Colorado on March 8, 2007.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 and 2013 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain amounts reported in the Company’s financial statements for the three and nine months ended September 30, 2013 have been reclassified to conform to the current year presentation.

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

Note 3 – Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2014, we incurred losses of $154,506 and used $44,203 of cash in our operating activities. As of September 30, 2014, we had a working capital deficit of $267,415 and an accumulated deficit of $111,631.  Our ability to continue as a going concern depends on our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. There is no assurance that these events will be satisfactorily completed.

Note 4 – Restricted Cash

We are required by regulation to place 1% of the face amount of any bond written into a cash reserve account, called a "buildup fund", as a hedge against potential bond forfeitures. The cash deposited into the buildup fund on any given bond may be released to us upon bond release by a court, or after the passing of a statutory time frame, generally 36 months.  The balance in the buildup fund at September 30, 2014, and December 31, 2013, was $249,904 and $220,444, respectively.

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

Our financial instruments primarily consist of cash, accounts receivable, prepaid rent, customer deposits held, accounts and income taxes payable, accrued liabilities, customer deposits owed, deferred purchase agreement, derivative liabilities, and notes payable.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash, accounts receivable, prepaid rent, customer deposits held, accounts and income taxes payable, accrued liabilities, customer deposits owed and deferred purchase agreement approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of our notes payable approximates fair value as of the condensed consolidated balance sheets dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates.

The following table provides our liabilities carried at fair value measured on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total

Derivative liability	$—	$—	$108,302	$108,302

We did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2013.

Note 6 – Intangible Assets

On January 15, 2014, we entered into an agreement with an individual to purchase the individual’s bail bond business assets including existing contracts, trade name, logos and phone number for total purchase consideration of $25,000. The $25,000 was payable as follows: $5,000 on execution of the agreement plus $2,000 per month commencing February 15, 2014. As of September 30, 2014, we had made payments under this agreement totaling $18,000 and a balance of $7,000 was due and payable.

The entire purchase consideration of $25,000 has been allocated to the value of the trade name and phone number acquired and this amount is being amortized on a straight-line basis over its anticipated useful life of 5 years.

Note 7 – Convertible Note Payable and Derivative Liability

From time to time, we issue convertible promissory notes (the “Note” or “Notes”) to an unaffiliated third party. The net proceeds from these transactions are used for general working capital purposes. The difference between the face amount of the Notes and the net proceeds, if any, is recorded as deferred debt issuance costs on our condensed consolidated balance sheets if such difference is the result of payments related to debt issuance costs. Deferred debt issuance costs are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the Notes and this amortization is included in debt discount amortization in our condensed consolidated statements of operations.

The Notes may be converted into shares of our common stock, par value $0.001 per share (our “Common Stock”), at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance of the Note, at the option of the holder (the “Conversion Feature”). The Conversion Price is equal to 58% (the “Base Conversion Rate”) multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of our Common Stock during the ten (10) trading day period prior to the date of conversion divided by the Closing Price of our Common Stock on the day of conversion.

We evaluated the terms of the Conversion Feature of the Notes in accordance with ASC Topic No. 815 - 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock.” Since there is no explicit limit on the number of shares that can be issued related to this instrument, we cannot assert we have sufficient authorized but unissued shares to settle the instrument over the contract period.  Accordingly, the embedded conversion option cannot be classified within stockholders equity and requires to be bifurcated from the host instrument and accounted for as a derivative liability.

In accordance with GAAP, the derivative liability is recorded at its fair value on the date of issuance and subsequently remeasured to fair value each reporting period with any change in fair value being recognized as gain (loss) on revaluation of derivative liability in our condensed consolidated statement of operations.

The estimated fair value of the compound embedded derivative liability related to the Notes was measured utilizing a binomial lattice pricing model.

Similarly, accrued interest payable applicable to the Notes is convertible into Common Stock, without limit, at the same Conversion Price. The fair value of the embedded derivative liability applicable to accrued interest payable is measured and recognized at each reporting date as a derivative liability with a corresponding charge to interest expense.  As noted above, all derivative liabilities are re-measured in subsequent reporting periods with any change in fair value being included in gain (loss) on revaluation of derivative liability.

At September 30, 2014, we had two Notes outstanding in the principal amounts of $53,000 and $42,500, which mature in January and April 2015, if not converted prior thereto. The net proceeds from these Notes were $50,000 and $40,000, respectively.

The Notes also contain a prepayment option whereby we may, during the first 179 days a Note is outstanding, prepay the Note by paying 115% during the first 30 days, increasing in 5% increments each on the 31st day and each 30 days thereafter to a maximum of 140% of the then outstanding unpaid principal, interest and any other amounts that might be due for penalties or any event of a default. After the initial 179 day period, there is no further right of prepayment.

The note holder may not make any conversions that would result in the note holder holding more than 4.99% of our issued and outstanding Common Stock at any one time.

At September 30, 2014, we have reserved 19,500,000 shares of our unissued Common Stock for potential conversion of these Notes.

Should we default on the repayment of a Note, it is immediately due and payable.  The minimum amount due is 150% times the outstanding principal and unpaid interest.

The total fair value of the compound embedded derivative liability applicable to these two Notes on the day of issuance was $148,741 and such amount was recorded as derivative liability. $91,023 of this amount was recorded as debt discount (limited to the face amount of the Notes) and the excess $48,880 was recognized as loss on origination of derivative liability in our condensed consolidated statements of operations.

The total fair value of the compound embedded derivative liability recognized applicable to the accrued interest relating to these two Notes was $3,205 and $4,264 during the three and nine months ending September 30, 2014.

 The embedded derivative liability applicable to the Notes and accrued interest was revalued to $108,302 on September 30, 2014, and a gain (loss) on revaluation of the derivative liability of ($16,493) and $34,547 was recorded during the three and nine months ending September 30, 2014, respectively, in our condensed consolidated statements of operations.

We recognized $5,199 and $8,375 of interest expense applicable to these two Notes during the three and nine months ending September 30, 2014, respectively. We also recognized $26,754 and $44,674 of debt discount amortization during the three and nine months ended September 30, 2014, respectively, relating to these Notes.

On October 13, 2014, the note holder elected to convert $8,000 of the principal on the $53,000 note. The Conversion Price is equal to 58% (the “Base Conversion Rate”) multiplied by the Variable Conversion Rate which is equal to the average of the three (3) lowest closing bid prices of our Common Stock during the ten (10) trading day period prior to the date of conversion divided by the Closing Price of our Common Stock on the day of conversion.  Accordingly, we issued 919,540 shares of common stock for the $8,000 principle conversion.

Note 8 –Notes Payable, Related Parties and Convertible Notes Payable, Related Parties

Our notes payable to related parties and convertible notes payable to related parties consist of the following:

	September 30, 2014	December 31, 2013

Promissory notes, related parties	$—	$108,000
Convertible promissory notes, related parties	115,000	—
Less - debt discount	(15,000)	—
	$100,000	$108,000

The $108,000 of unsecured, 8% promissory notes to related parties plus accrued interest was due June 1, 2014. On May 30, 2014, the note holders agreed to change the promissory notes from term notes to convertible demand notes. The notes, together with accrued interest, are now due on demand and convertible into our Common Stock, at market price (previous day’s closing price), at the option of the note holder.  All other terms remained the same. On August 1, 2014, we repaid $23,000 of principal and $2,640 of accrued interest payable applicable to these notes.

On January 30, 2014, we borrowed $15,000 from a principal shareholder and issued a $30,000 unsecured convertible promissory note, plus $6,000 accrued interest, due January 30, 2015. We borrowed the remaining $15,000 on August 1, 2014. At the option of the note holder, the $36,000 of principal and interest is convertible, at a 50% discount to market price, into shares of our Common Stock on January 30, 2015, not to exceed 10 million shares (the “Beneficial Conversion Feature” or “BCF”). This note is guaranteed by the manager of our wholly owned subsidiary who is also a principal shareholder of Twentyfour/seven.

The intrinsic value of the BCF applicable to the borrowings under this note on the commitment dates totaled $30,000 and this amount was accounted for as additional paid in capital and debt discount on our condensed consolidated balance sheets. The debt discount is being amortized on a straight-line basis, which approximates the effective interest method, over the original term of each borrowing under the note. During the three and nine month periods ending September 30, 2014, we recognized $1,351 and $3,019 of interest expense, related parties, respectively, applicable to these borrowings. Accrued interest payable, related parties, applicable to these borrowings was $3,019 at September 30, 2014.

The accrued interest payable, related parties, is also convertible into shares of our Common Stock at a 50% discount to market price. Accordingly, during the three and nine month periods ending September 30, 2014, we recognized an increase in additional paid in capital and a discount on accrued interest payable, related parties, in the amount of $1,351 and $3,019, respectively, which was the intrinsic value of the BCF applicable to the accrued interest on these borrowings. The discount on accrued interest payable, related parties was immediately amortized in its entirety as debt discount amortization, related parties, in our condensed consolidated statements of operations during the three and nine months ended September 30, 2014.

Total interest expense applicable to notes payable, related parties, and convertible notes payable, related parties was $3,134 and $1,500 during the three months ended September 30, 2014, and 2013, respectively, and $9,862 and $4,500 during the nine months ended September 30, 2014, and 2013, respectively. Accrued interest payable, related parties, was $24,094 and $16,873 as at September 30, 2014, and December 31, 2013, respectively.

Note 9 – Commitments and Contingencies

On August 8, 2014, we entered into a non-binding letter of intent pursuant to which we will effect a business combination pursuant to an asset purchase agreement whereby we will acquire substantially all the assets of EFH Group, Inc. (“EFH Group”), with Twentyfour/seven remaining as the surviving corporation and operating under the name EFH Group, Inc. These assets include the trademarks and Canadian trademark license rights owned by EFH Group, Inc.    The wholly-owned subsidiary, A Alpha Bail Bonds, will be spun-off in this transaction. It is anticipated that closing will occur during the week of November 16, 2014.

This is consistent with the Board of Director’s strategic decision to expand and diversify our lines of business.   Upon the closing of the asset acquisition, we expect to expand into new lines of business.  We intend to be a national provider of financial services to individuals, corporations and institutions.  These services are to include financial planning, investment advice, asset management and private equity.  We intend to deliver services through a network of affiliates who are independent professional financial advisors and agents.

The Board of Directors and majority shareholders authorized a 100 for 1 reverse split, and authorized 10,000,000 shares of Class B Common Stock with a par value of $0.001per share. Each Class B share of common stock will have 10 votes to each one share of Common Stock of the Company. Upon the completion of the reverse split, the Company will be issuing a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Group asset purchase.

If the Acquisition does not close due to a breach by us, or by the exercise of a “fiduciary out” clause by us, we shall pay to EFH Group a termination fee of $250,000.

Note 10 – Stockholders’ Equity

Common stock

On July 21, 2014, we initiated an eight for one forward split applicable to our common shares outstanding as of that date. All numbers of Common Stock in these financial statements have been adjusted to reflect the forward split.

Additional paid in capital

During the three and nine months ended September 30, 2014, $16,351 and $33,019 was credited to additional paid in capital in respect of the value assigned to the BCF applicable to the borrowings and accrued interest payable under the convertible note payable, related party as described in Note 8 above.

Note 11 – Subsequent Events

We have evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued of November 14, 2014, and determined that there are no other reportable subsequent events.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on our short term or long term liquidity.  Sources of liquidity both internal and external will come from the sale of our services and products as well as the private sale of our stock.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our gross profits or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from our continuing operations.  There are no known causes for any material changes from period to period in one or more line items of our financial statements.

Capital Resources and Source of Liquidity

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2014, we incurred losses of $154,506 and used $44,203 of cash in our operating activities. As of September 30, 2014, we had a working capital deficit of $267,415 and an accumulated deficit of $111,631.  Our ability to continue as a going concern depends on our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. There is no assurance that these events will be satisfactorily completed.

Our cash balance was $21,791 as of September 30, 2014. During the nine months ended September 30, 2014, we received $95,500 from convertible notes payable and $30,000 from a convertible notes payable to a related party.

Cash Flow Used in Operating Activities

For the nine months ended September 30, 2014, we had a net loss of $154,506.  We had the following adjustments to reconcile net loss to net cash used in operating activities: $4,286 for depreciation and amortization, $2,615 for the amortization of deferred debt issuance costs, $2,946 for noncash interest expense, $44,674 for the amortization of debt discount, $18,019 for the amortization of debt discount applicable to related parties, $18,764 for the increase in allowance for bad debt, $48,880 for loss on origination of derivative liability, and a $34,547 gain on revaluation of derivative liability.  We had the following changes in current assets and liabilities: ($1,250) on prepaid rent, ($3,880) on accounts payable, $2,815 on accrued interest payable, $7,221 on accrued interest payable to related parties, and ($240) on income taxes payable.  As a result, we had net cash used in operating activities of $44,203 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we had a net income of $7,294.  We had an adjustment to reconcile net income to net cash used in operating activities of $1,514 for depreciation and amortization.  We had the following changes in current assets and liabilities: ($23,693) for accounts receivable, ($810) for accounts payable, $4,500 for accrued interest payable to related parties, $622 for income taxes payable, and ($2,674) for deposits.  As a result, we had net cash used in operating activities of $13,247 for the nine months ended September 30, 2013.

Cash Flow Used in Investing Activities

For the nine months ended September 30, 2014, we spent $459 on fixed asset purchases, $18,000 on acquisition of intangible assets, and $29,460 on increases in restricted cash reserves.  As a result, we had net cash used in investing activities of $47,919 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we spent $672 on fixed asset purchases and $14,192 on increases in restricted cash reserves.  As a result, we had net cash used in investing activities of $14,864 for the nine months ended September 30, 2013.

Cash Flow Provided by Financing Activities

For the nine months ended September 30, 2014, we spent $5,500 on debt issuance costs.  We received $95,500 from notes payable and $30,000 from a note payable to a related party.  We repaid convertible notes payable to a related party of $23,000.  As a result, we had net cash provided by financing activities of $97,000 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013 we received $28,000 from notes payable to a related party.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

For the three months ended September 30, 2014, we earned revenues of $184,750.  Our cost of sales was $130,991, resulting in gross profit of $53,759.  We incurred the following operating expenses: $1,250 for depreciation and amortization, $3,750 for rent, $28,219 for professional fees, and $21,113 for other operating expenses, resulting in total operating expenses of $54,332.  For other income and expense, we had a loss on revaluation of derivative liability of $16,493 and incurred other nonoperating expenses of $26,756 for debt discount amortization, $10,100 for debt discount amortization applicable to related parties, $5,199 for interest expense, and $3,134 for interest expense to related parties.  As a result, we had a net loss of $62,255 for the three months ended September 30, 2014.

Comparatively, for the three months ended September 30, 2013, we earned revenues of $144,760.  Our cost of sales was $84,970, resulting in a gross profit of $59,790.  We incurred the following operating expenses: $264 for depreciation and amortization, $2,625 for rent, $584 for professional fees, and $36,815 for other operating expenses, resulting in total operating expenses of $40,288.  We incurred $1,500 for interest expense applicable to related parties.  We had an income tax provision of $1,832.  As a result, we had net income of $16,170 for the three months ended September 30, 2013.

The $78,425 difference in net income (loss) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, is primarily due to an increase in operating expenses and a large increase in other expenses.  Our revenues increased by $39,990, or 28%, and our cost of sales increased by $46,021, or 54%, which resulted in a decrease in gross profit of $6,031.  The largest other expenses were debt discount amortization totaling $36,856 and a loss on revaluation of derivative liability of $16,493. These nonoperating expenses resulted from the issuance of convertible notes payable with conversion features containing derivatives and conversion prices below market prices on the dates of issuance.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

For the nine months ended September 30, 2014, we earned revenues of $447,893.  Our cost of sales was $322,721, resulting in a gross profit of $125,172.  We incurred the following operating expenses: $4,286 for depreciation and amortization, $11,250 for rent, $79,980 for professional fees, and $88,899 for other operating expenses, resulting in total operating expenses of $184,415.  For other income and expense, we had a gain on revaluation of derivative liability of $34,574.  We incurred nonoperating expenses of: $48,880 on the origination of the derivative liability, $44,674 on debt discount amortization, $18,019 on debt discount amortization applicable to related parties, $8,375 on interest expense and $9,862 on interest expense to related parties.  As a result, we had a net loss of $154,506 for the nine months ended September 30, 2014.

Comparatively, for the nine months ended September 30, 2013, we earned revenues of $447,533.  Our cost of sales was $319,746, resulting in a gross profit of $127,787.  We incurred the following operating expenses: $1,514 for depreciation and amortization, $7,801 for rent, $1,929 for professional fees, and $102,917 for other operating expenses, resulting in total operating expenses of $114,161.  We incurred $4,500 of interest expense applicable to related parties and recorded an income tax provision of $1,832.  As a result, we had net income of $7,294 for the nine months ended September 30, 2013.

Our revenues, cost of sales and gross profits did not change significantly during the nine months ending September 30, 2014 as compared to the same period in 2013. Revenues increased $360, or less than 1%, cost of sales increased $2,975, or 1%, and gross profit decreased $2,615, or 2%.

The increased professional fees were a result of the increased costs of being a reporting company.  The largest other items were the gain of $34,574 from revaluation of our derivative liability offset by a loss on origination of derivative liability of $48,880 and debt discount amortization totaling $62,693. These nonoperating items resulted from the issuance convertible notes payable with conversion features containing derivatives and conversion prices below market prices on the dates of issuance.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of September 30, 2014, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2014

TWENTYFOUR/SEVEN VENTURES, INC.

By:  /s/Robert M. Copley, Jr.

Robert M. Copley Jr.

Chief Executive Officer

By:  /s/Danielle Abrahams

Danielle Abrahams

Chief Financial Officer