Form 10-K
period 2014-12-31
EFH Group, Inc.
filed 2015-04-15
CIK 1565700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-186068

EFH Group, Inc.

(Exact name of the registrant in its charter)

Colorado	20-8594615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

77 Water Street, 7th Floor, New York, NY 10005

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  212-742-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.  Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting registrant [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant was approximately $680,662.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 7, 2015, the registrant’s authorized capitalization consisted of 90,000,000 common shares, par value $.001, of which 53,220,173 common shares were issued and outstanding, and 10,000,000 Class B common shares, par value $.001 of which 5,211,207 Class B common shares were issued and outstanding.

No documents are incorporated into the text by reference.

EFH Group, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

ITEM 1.   BUSINESS

Business Overview

EF Hutton Financial Corp., a wholly owned subsidiary of the registrant, operates an internet marketplace that connects consumers with a network of financial providers across a range of financial products and services, including, but not limited to insurance, tax, real estate and financial planning.  The marketplace, Gateway, connects consumers with a wide range of financial providers and solutions.  Gateway makes independent providers a viable choice for consumers by eliminating barriers that impede consumers from using independent providers, primarily through marketing to raise awareness of the independent sector and by standardizing and streamlining the process of selecting and engaging independent financial professionals.  Financial providers who register with Gateway benefit by generating new client relationships.  In addition to operating Gateway, our subsidiary intends to offer specialty financial services through its institutional division.

History

The registrant was incorporated under the laws of the State of Colorado in March 2007 under the name Twentyfour/seven Ventures, Inc.   On October 27, 2014, the registrant incorporated EFH Financial Corp. as a wholly owned subsidiary.  On November 20, 2014, the name of the registrant was changed to EFH Group, Inc.   On March 11, 2015, the name of EFH Financial Corp. was changed to EF Hutton Financial Corp.

The registrant incorporated Liberty Ventures, Inc. (“Liberty”) in the State of Colorado on November 16, 2014 as its wholly owned subsidiary.  Liberty operates a specialty insurance agency that provides surety bonds underwritten by Bankers Insurance of Florida.  On November 23, 2014, the assets and liabilities of the registrant were contributed at book value to Liberty and the registrant approved a spin-off of its shares in this subsidiary to its shareholders.  The common shares of EF Hutton Financial Corp. were not included in the spin-off.  The spin-off was approved in contemplation of asset purchase described below and the subsequent change of control of the registrant.  The spin-off common shares are being held in escrow with J.M. Walker & Associates, Attorneys At Law until all state and federal requirements have been met by Liberty.

On November 25, 2014, the registrant purchased certain assets of EFH Group, Inc., a Wyoming corporation (“EFH Wyoming”).  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.   The registrant issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  We are not a blank check company as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933,

because we have a specific business plan and purpose.  The registrant has had informal exploratory discussions with some acquisition candidates, but does not have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Operations

Through its subsidiary, the registrant is sponsoring and developing an internet service that connects consumers with independent financial services providers.  The service is called Gateway and was launched in the first quarter of 2015.   Gateway is a B2C marketplace for financial services.  Operationally, Gateway is a two-sided market network that connects consumers with independent financial service providers.  The service will provide consumers with one website that they can use to identify and locate providers for all their financial needs.   Consumers can engage providers for insurance, tax, real estate, lending, financial planning and other services.

The service is free to consumers and provides the convenience of accessing information on providers for all services from one single website.   Consumers can choose a provider whose qualifications have been verified by the registrant.  Verification of qualifications applies to all service levels except for the Basic Service and is conducted by our staff and contractors we may engage to assist in verification.  The verification process involves cheking regulatory status and provider credentials.  The providers of services include: retirement, insurance, financial planning, tax, trusts and estates, real estate, and ~~many~~ other financial services, including additional categories of service that will be added in future, see www.efhutton.com for specific set of service categories.  Clients can book appointments with providers of their choice without leaving the website.  The registrant provides a reward program that gives points to consumers that use service providers in the registrant’s network.   Gateway receives a portion of service revenues and qualifies the service providers on the network.

Service providers benefit from a source of new clients, because registrant does the marketing.  Management estimates that it typically costs more than $250 for financial service providers to acquire a new client.1

Financial Services Industry

In 2010, the financial services industry, excluding banks, accounted for $1.758 trillion, 12.1% of total GDP in the United States, according to the US Department of Commerce, Bureau of Economic Analysis.  Independent providers of financial services direct to consumers are a segment of the total financial services market.  Based on in-house research, management estimates that independent financial providers account for approximately 18% of the financial services market by revenue or $316 billion of annual GDP.

The financial services industry is highly fragmented and the independent sector is even more so.  Approximately 2,320,000 professionals are employed in the sectors where most independents work.  The number of professionals in each sector illustrates the size of the

1Based on a 170-page report from the McKinsey Global Institute, “The Social Economy: Unlocking and Productivity Through Social Technologies” which stated that client acquisition costs for banks are generally $70 to $300 in financial services.

market.   According to the IRS, there are over 1,130,000 employed for tax advice and preparation.  According to US Bureau of Labor Statistics, there are over 440,000 insurance independent insurance agents.  According to the National Association of Realtors there are over 420,000 independent real estate agents.  According to the SEC, in 2011, there were over 275,000 investment advisor representatives.

Snapshot of the Independent Financial Provider Segment:

Estimated Number of Firms

 44,000

Tax Prep and Advice1

 87,577

Independent Real Estate Brokerages2

38,500

Independent Insurance Agencies3

    9,581

Independent RIAs - employing 50 or fewer professionals4

179,658

Total

According to McKinsey5, a thought-leader in financial services, “retail financial … products are intangible and often complex; consumers find it difficult to make comparisons across offerings, even within the same category.  Consumers do not always have full transparency into products or a clear understanding of how they work.  So, rather than doing their own research and evaluation, consumers often place their trust in an advisor (either a professional or a knowledgeable relative or friend) or a brand.

According the McKinsey report, the largest opportunities in the value chain for consumer-facing financial institutions are in customer insights and sales and marketing.  Value creation in these areas could amount to approximately $133 billion to $218 billion per year globally.

Operating Strategy

The registrant intends to expand its business by internal growth and by acquisition.

The registrant also intends to acquire related businesses that will complement the current financial technology business that can expand the range of services it offers.  Prospective acquisition targets include existing financial firms, technology providers and marketing companies.  The registrant is presently evaluating several such businesses as potential merger or acquisition candidates, and anticipates expanding the scope of possible candidates.

1According to mynacc.org.  See http://mynacc.org/6154/owntaxbusiness.html

2According to National Assn of Realtors 2008 study and the Inman “2015 Special Report – Shift to Independent Brokerages”

3According to 2012 Agency Universe Study by Future One and sponsored by Independent Insurance Agents & Brokers of America

4According to a 2014 report “A Profile of the Investment Advisor Profession” by Investment Advisor Association

5McKinsey Global Institute November 2012 “How Social Technologies Create Value in Consumer Financial Services” by Michael Chui, Et Al.

The successful acquisition of related, complimentary businesses is expected to increase profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts.

The registrant will seek out and evaluate related, complimentary businesses for acquisition.  The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure that it meets with management’s standards.  Once a company has been targeted as a potential acquisition candidate, the registrant will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, personnel, and services.

Marketing Strategy

The registrant, through its subsidiary, uses a range of marketing strategies and techniques, including but not limited to: direct marketing via phone and mail, internet marketing, social media such as Twitter, Facebook and Linkedin, public relations, traditional media advertising.  Marketing activities are enhanced by general consumer awareness of the EF Hutton brand.

Gateway

Gateway is an internet marketplace that connects consumers with independent financial providers.  We believe independent providers generally offer a high lever of customers care and a better overall value for consumers in each of their respective specialty service areas than many of the larger branded firms.  However, the benefits of selecting independent providers are not widely known to consumers.  Until Gateway, there has been no one nationally-branded firm that markets the independent segment as a choice for consumers.  Additionally, until Gateway, there were barriers to consumers’ choice in this segment because the independent provider segment is diverse and fragmented.  In the independent segment, there is no central source for information, standardization, service level standards or quality assessment resulting in extra effort by consumers to locate, evaluate and engage an independent provider.

We believe Gateway adds value by promoting the independent financial segment as a choice for consumers.  As a two-sided market, Gateway must add value to both providers and consumers.  For consumers, it removes barriers to consumer choice by streamlining the search and selection process and making independent providers a viable choice for a wide range of their financial needs.  For providers, Gateway reduces the cost of customer acquisition by providing efficient scale economies in marketing and related operations that no provider could gain alone

Institutional Business

The registrant is developing an institutional business to provide products and services to institutions such as banks, insurance companies and asset management companies.  To conduct this business, we expect the institutional division will be required to register as a broker-dealer and as an investment adviser and may acquire broker-dealers and investment advisers.  The institutional division is expected to commence operations in the third quarter of 2015.

Revenues

Gateway is free for consumers to use to search for and select financial providers.  Each independent service provider sets their own prices for services rendered to consumers.

Financial service providers receive a free 30-day trial.  After that trial period, they can select any of three different tiers of service.  Registration fees range from $99 per year for basic service to $399 per year for premium service.  Higher service levels enable providers to raise their ranking in search results and to enhance the profile description displayed on Gateway.  In addition, there are variable fees for client introductions.  Pricing is subject to change based on market factors.

Competition

We compete for attention of consumers and of providers of financial products and services.  Competitors operate within the traditional, offline business as well as with online.  Competition is on the basis of a number of factors, including breadth of service provider listings, quality of providers, depth and timeliness of information, quality and availability of e-commerce marketplace offerings and strength and recognition of our brand. We also compete for a share of service providers’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including return on investment, effectiveness and relevance of our e-commerce initiatives, our pricing and monetization strategies and recognition of our brand.  Our competitors include:

•   Traditional, offline competitors. We compete with a number of traditional, offline consumer financial service providers and information services, such as full service financial services companies and directories that list financial providers. Many of these competitors also provide consumer reviews and information about service providers online.

•   Online competitors. We compete with “free to consumer” online websites that provide networking and referral services, such as Angie’s List, Thumbtack, Inc. and Yelp, Inc.

Intellectual Property

We use a variety of methods, such as trademarks, patents, copyrights and trade secrets, to protect our intellectual property. We also place appropriate restrictions on our proprietary information to control access and prevent unauthorized disclosures. Our brands are important assets, and we take steps to protect the value of these assets and our reputation.

We recently launched Gateway, and estimate that we will spend approximately five percent of revenues, in 2015 and 2016 promoting the service.

Employees

As a holding company, the registrant has no direct employees and it operates only through its subsidiary.  The subsidiary employs six persons under various arrangements from contractors to employees.  The subsidiary has outsourced certain functions to third-party service providers on an “as needed” basis.  As such the subsidiary has access to dozens of staff when necessary in specialty areas such as administration, marketing and sales.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

Our headquarters is located at 77 Water Street, New York, NY 10005.  This space consists of approximately 10,000 square feet of shared office space that is available for our use on an as needed basis, at a nominal monthly rental rate plus costs for various office services, under a month-to-month arrangement.  This is a temporary office arrangement and we are actively seeking to identify new office space.

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any litigation pending or threatened by or against the registrant.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  The registrant began trading publicly on the OTCQB on January 30, 2014 under the symbol "TWYF".   The registrant’s symbol was changed to HUTN on December 19, 2014.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/14	13.75	3.125
6/30/14	13.75	4.625
9/30/14	11.00	1.00
12/31/14	2.25	.70

b)  Holders.  At April 7, 2015, there were approximately 54 shareholders of the registrant.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  On November 25, 2014, the registrant issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.    These securities were issued to a sophisticated investor pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.  None

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 23, 2014, the assets and liabilities of the registrant (not including the common shares of EF Hutton Financial Corp.) were contributed at book value to Liberty Ventures, Inc., its then wholly owned subsidiary and the registrant approved a spin-off of this subsidiary to its shareholders.

On November 25, 2014, the registrant purchased certain assets of EFH Wyoming.  The assets consisted of various trademarks and license rights, rights to computer programming code and other intellectual property.   The registrant issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

The discussion below does not include the operations of the registrant prior to the spin-off.

Trends and Uncertainties:

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the registrant’s short term or long term liquidity.  Sources of liquidity both internal and external will come from receipt of revenue from the registrant’s service network, advances from affiliates as well as through debt and equity financings.

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

Capital and Source of Liquidity:

Investing activities.   For the period November 25, 2014 through December 31, 2014, we did not pursue any investing activities.

Financing Activities.   For the period November 25, 2014 through December 31, 2014, we received an advance from related party of $13,991 and had $(6,500) due from a shareholder.  As a result, for the period November 25, 2014 through December 31, 2014, we had net cash provided by financing activities of $7,491.

Results of Operations:

For the period November 25, 2014 through December 31, 2014, we did not receive any revenues.  We incurred selling, general and administrative expenses of $23,021.  These expenses consisted of professional fees of $3,530, rent expense of $253 and other general and administrative expenses of $19,238.   As a result, the registrant had net loss of $(23,021) for the period November 25, 2014 through December 31, 2014.

Critical Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the periods presented.

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

Cash and cash equivalents

The registrant considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life, generally seven years for furniture and fixtures and five years for office equipment.

Revenue recognition

The registrant recognizes revenue when upon receipt of the fees received for services rendered through its Gateway system.

Income tax

The registrant accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding, including both the common shares and Class B common shares. Warrants, stock options, and common stock issuable upon the conversion of the registrant's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the registrant's financial instruments, as reported in the accompanying balance sheet, approximates fair value due to their short term maturities.

Long-Lived Assets

In accordance with ASC 350, the registrant regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the registrant if the carrying amount of a long-lived asset exceeds its fair value.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EFH Group, Inc.

Index to the Financial Statements

Page
Report of Independent Registered Public Accounting Firm	15
Balance Sheet as of December 31, 2014	16
Statement of Operations for the period November 25, 2014 through December 31, 2014	17
Statement of Changes in Stockholders' Equity for the period November 25, 2014 through December 31, 2014	18
Statement of Cash Flows for the period November 25, 2014 through December 31, 2014	19
Notes to Financial Statements	20
The following financial statements are hereby incorporated by reference to Form 10-K file number 333-16068 filed with the SEC on April 10, 2014
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2013
Consolidated Statement of Operations for the year ended December 31, 2013
Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2013
Consolidated Statement of Cash Flows for the year ended December 31, 2013
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EFH Group, Inc.:

We have audited the accompanying balance sheet of EFH Group, Inc. as of December 31, 2014, and the related statement of operations, statement of changes in stockholders’ equity, and statement of cash flows for the period November 25, 2014 to the year ended December 31, 2014.  EFH Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFH Group, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the period November 25, 2014 to the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael F. Albanese

Michael F. Albanese, CPA

Parsippany, New Jersey

April 14, 2015

EFH GROUP, INC.

BALANCE SHEET

December 31, 2014
Assets
Current assets
Due from shareholder	$ 6,500
Total current assets	6,500
Other assets:
Brand assets	157,500,000
Total other assets	157,500,000
Total Assets	$ 157,506,500

Liabilities and Stockholders' Equity

Current liabilities:
Advances from related party	$ 13,991
Accrued expenses	15,530
Total current liabilities	29,521
Total liabilities	29,521

Stockholders' equity:

Common stock, $0.001 par value; 90,000,000 shares authorized; 52,982,199 shares issued & outstanding	52982
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797
Additional paid-in capital	157,441,221
Accumulated deficit	(23,021)
Total stockholders' equity	157,476,979

Total Liabilities and Stockholders' Equity	$ 157,506,500

See accompanying notes to financial statements.

EFH GROUP, INC.

STATEMENT OF OPERATIONS

Period from November 25, 2014 through December 31, 2014
Operating expenses
General and administrative	23,021
Total operating expenses	23,021

Income (loss) from operations	(23,021)

Loss from operations and before income taxes	0

Net loss	$ (23,021)

Net loss per share - basic and diluted	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	6,524,985

See accompanying notes to financial statements.

EFH GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at November 24, 2014	809,199	809	-	-	(809)	-	-

Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	157,442,030	-	157,500,000
Net loss for the period	-	-	-	-	-	(23,021)	(23,021)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	157,441,221	(23,021)	157,476,979

See accompanying notes to financial statements.

EFH GROUP, INC.

STATEMENT OF CASH FLOWS

Period from November 25, 2014 through December 31, 2014
Statements of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (23,021)
Changes in operating assets and liabilities:
Accounts receivable	-
Accrued expenses	15,530
Net Cash Used In Operating Activities	$ (7,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used for) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	$ 13,991
Due from shareholder	(6,500)
Net Cash Provided By Financing Activities	$ 7,491

Net increase (decrease) in cash	-

Cash - Beginning of Period	-

Cash - End of Period	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of intangible assets in exchange for common shares and Class B common shares	157,500,000

Supplemental Disclosure
Cash paid for interest	$ -
Cash paid for income taxes	$ -

See accompanying notes to financial statements.

EFH Group, Inc.

Notes to Financial Statements

Note 1 – Nature of Operations

Nature of Operations

EFH Group, Inc. (the “Company”) was incorporated in the State of Colorado on March 8, 2007 under the name of Twentyfour/seven Ventures, Inc.  The name of the Company was changed to EFH Group, Inc. on October 28, 2014.

EF Hutton Financial Corp., a wholly owned subsidiary of the registrant, operates an internet marketplace that connects consumers with a network of financial providers across a range of financial products and services, including, but not limited to insurance, tax, real estate and financial planning.  The marketplace, Gateway, connects consumers with a wide range of financial providers and solutions.  Gateway makes independent provides a viable choice for consumers by eliminating barriers that impede consumers from using independent providers, primarily through marketing to raise awareness of the independent sector and by standardizing and streamlining the process of selecting and engaging independent financial professionals.  Financial providers who register with Gateway benefit by generating new client relationships.  In addition to operating Gateway, our subsidiary intends to offer specialty financial services through its institution division.

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation (“EFH Wyoming”).  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.  Prior to the purchase, the Company engaged an independent expert to appraise the assets.  Based on the asset appraisal, the assets will be held on the balance sheet at value of $157,500,000.  The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

On November 23, 2014, the assets and liabilities of the Company were contributed at book value to Liberty Ventures, Inc., a wholly owned subsidiary of the Company.  The common shares of EF Hutton Financial Corp., a wholly owned subsidiary of the Company were not included in the spin-off.  Effective on November 25, 2014, the Company spun off Liberty Ventures, Inc. to its shareholders as of November 24, 2014.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the periods presented.

The Company makes the estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. The Company believes that significant estimates, assumptions and judgments are reasonable, based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life, generally seven years for furniture and fixtures and five years for office equipment.

Revenue recognition

The Company recognizes revenue when upon receipt of the fees received for services rendered through its Gateway system.

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

New Accounting Standards

From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the condensed financial statements upon adoption.

Note 3 – Going Concern

The Company’s financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company’s ability to continue as a going concern depends on its ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities when they come due. There is no assurance that these events will be satisfactorily completed.

Note 4 - Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740.

Income taxes at federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

December 31, 2014
Tax at federal statutory rate (15%)	$ -
State income tax (5%)	-
Book/tax permanent differences:
Revenue estimates	-
Expense estimates	(23,021)
Tax rate estimate	-
(23,021)
Net operating loss carryforward	-
$(23,021)

Note 5 – Fair Value of Financial Instruments

The Company has adopted the guidance of ASC 820, “Fair Value Measurement” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

ASC 825, “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company has not elected to apply the fair value option to any outstanding instruments.

The Company’s financial instruments primarily consist of cash, accounts receivable, prepaid rent, customer deposits held, accounts and income taxes payable, accrued liabilities, customer deposits owed, deferred purchase agreement, derivative liabilities, and notes payable.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash, accounts receivable, prepaid rent, customer deposits held, accounts and income taxes payable, accrued liabilities, customer deposits owed and deferred purchase agreement approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of its notes payable approximates fair value as of the condensed balance sheets dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates.

The Company did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2014.

Note 6 – Intangible Assets

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation.  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.

Prior to the purchase, the Company engaged an independent expert to appraise the assets as of July 31, 2014.  Based on the asset appraisal, the assets will be held on the balance sheet at value of $157,500,000.  The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

Note 7 – Stockholders’ Equity

Common stock

Pursuant to the asset purchase agreement, the Company issued the 52,173,000 common shares and 5,797,000 Class B common shares to EFH Wyoming, a company controlled by an officer and director of the registrant.

The Class B common shares have the following rights and privileges:

Dividend rights - Fifty percent (50%) of the standard common share dividend

Liquidation rights - Fifty percent (50%) of standard common share liquidation rights

Exchange privileges - Exchangeable for standard common shares on a one for one basis with thirty (30) days prior notice to the Company

Note 8 – Related Party Advances

EFH Group Inc., a Wyoming corporation, the majority shareholder of the registrant, advanced the registrant $13,991 during the year ended December 31, 2014.  The advance is repayable upon demand and is without interest.

Note 9 – Subsequent Events

The Company launched Gateway, an internet service, on March 16, 2015.  Gateway is a marketplace for independent financial services and, as such, it connects consumers with a network of financial providers across a range of financial products and services, including: insurance, tax, real estate, financial planning.  Gateway operates the network and does not directly provide financial services to consumers, such services are provided by the independent financial providers that register on Gateway.

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued of April 14, 2015, and determined that there are no other reportable subsequent events.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1) Previous Independent Auditors:

a.  On March 23, 2015, the registrant dismissed Cutler & Co., LLC (“Cutler”) as their registered independent public accountant.  On March 23, 2015, the registrant engaged Michael F. Albanese, CPA (“Albanese”) as its new registered independent public accountant.

b.  For the year ended December 31, 2013, Cutler’s report did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the registrant’s ability to continue as a going concern.

c.  The decision to dismiss Cutler and to engage Albanese was approved by the registrant’s board of directors.

d.  Through the period covered by the financial audit for the year ended December 31, 2013 there have been no disagreements with Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Cutler would have caused them to make reference thereto in their report on the financial statements.  For the interim period through March 23, 2015 (the date of dismissal), there have been no disagreements with Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Cutler would have caused them to make reference thereto in their report on the financial statements.

e.  We have authorized Cutler to respond fully to any inquiries of Albanese.

f.  During the year ended December 31, 2014 and the interim period through March 23, 2015, there have been no reportable events between the registrant and Cutler as set forth in Item 304(a)(1)(v) of Regulation S-K.

g.  The registrant provided a copy of the foregoing disclosures to Cutler prior to the date of the filing of this report and requested that Cutler furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this report.  A copy of this letter is filed as Exhibit 16.1 to Form 8-K filed on March 31, 2015.

2) New Independent Accountants:

a.  On March 23, 2015, the registrant engaged Michael F. Albanese, CPA as its registered independent public accountant.  During the year ended December 31, 2014 and prior to March 23, 2015 (the date of the new engagement), the Company did not consult with Albanese regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Registrant’s financial statements by Albanese, in either case where written or oral advice provided by Albanese would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between the Company and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The registrant maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our chief executive officer and chief financial officer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our chief executive officer and chief financial officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting:

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it was not effective because of the material weakness described below.

Due to resource constraints, material weaknesses continue to be evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses

At such time that it is economically feasible, we will aggressively recruit experienced professionals to ensure that we maintain adequate segregation of duties and have controls in place to ensure proper disclosures are in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Important Considerations

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

The officers and directors are as follows:

NAME	AGE	POSITIONS HELD	TERM OF OFFICE
Stanley Hutton Rumbough	67	Chairman	November 25, 2014 to present

Christopher Daniels	52	CEO	November 25, 2014 to present
		Co-Chairman	August 29, 2014 to present

Lance Diamond	45	CFO	November 25, 2014 to present

Dennis White	74	Director	August 29, 2014 to present

John Daniels	52	Director	November 25, 2014 to present

Craig Marshak	56	Director	November 25, 2014 to present

Stanley Hutton Rumbough.  He is our chairman.  Since 2012, Mr. Rumbough has been a director of EFH Group, Inc. (WY).  For the prior twenty years, Mr. Rumbough has been a philanthropist, a collector of fine art and is a photographer. He was a lieutenant in the US Marine Corp on active duty from 1970 to 1974 and inactive duty until he retired from service in 1978 with the rank of Captain. He received a bachelor’s degree from University of Denver and received an MBA from Columbia University.

Christopher Daniels.  He has over twenty years of experience in financial services.  He has been an executive with EFH Group, Inc. (WY) since 2012. Prior to that, he was a managing director with Houlihan Smith. Prior to 2006, he was president of Ascend Financial services. Prior to 2000, he held various positions in with several financial services firms involving investment banking and capital markets activities. He is a director of EFH Global Holdings, Inc. and First National Boston Corp.  He received a bachelor’s degree from Hamilton College, an MBA from Cornell University and a master’s degree from Harvard University.

Lance Diamond.  Mr. Diamond has over twenty years of experience in accounting, auditing and finance.  Since 2004 he has been an executive director and a principal with Impacct LLC, an accounting services firm.  Prior to 2004, Lance Diamond spent the previous 4 years leading the finance departments of emerging small and mid-size companies.  Mr. Diamond served as CFO of Crunch Fitness, which was purchased by publicly-traded Bally's Fitness. Lance began his career at Ernst & Young.  He received a degree in accounting from the University Of Michigan Ross School Of Business Administration in 1994 and passed his CPA certification in 1995.

Dennis White.  Mr. White was appointed director of the registrant on August 29, 2014 and is president of EF Hutton Financial Corp., our subsidiary. He has over twenty years of experience in financial services.  Since 2006, he has been an executive with DRW & Associates, an entity engaged in strategic consulting.  From 1999 to 2005, he was a managing director of Atlanta Sosnoff, an investment company managing $6 billion in assets. Prior to that, he held various executive positions with Citigroup serving as national director of marketing and as director of the portfolio management group for the investment consulting that managed or advised on $200 billion of client assets.  He is a graduate of Gannon University and earned a post-graduate certificate in investment management from the Wharton School at the University of Pennsylvania.

John Daniels.  Mr. Daniels has over twenty years of experience in financial services.  He is managing director and head of research.  Since 2012, he has been a managing director at EFH Group, Inc. and a director since 2013.  From 2008 to 2010, he was a business consultant.  Prior to 2007, he was a managing director at Ascend Financial Services. For the fifteen years prior to that, he held various roles in fixed income research at major global investment banks, specifically –Dillon Reade, Prudential Securities and Shearson Lehman Brothers. He received a bachelor’s degree from Columbia University.

Craig Marshak.  He has over twenty years of experience in financial services.  From 2010 to 2014, he was a founding partner of Israel Venture Partners, and a Managing Director at Cross Point Capital Advisors. From 2007 to 2010, Mr. Marshak headed the London office of Trafalgar Capital. Prior to that, he was a managing director and co-head of Nomura merchant banking technology growth fund. Prior to that, he was a managing director at Robertson Stephens. Prior to that, he was an executive at Wertheim Schroder and its affiliates in New York and London.  He commenced his Wall Street career at Morgan Stanley.  He received his bachelor’s degree from Duke University, and a JD from Harvard Law School.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system, which has requirements that directors be independent.

Mr. Christopher Daniels and John Daniels are brothers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2014.

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

Indemnification

The registrant shall indemnify any officer or director or any former officer or director, to the full extent permitted by law.  We shall indemnify any officer or director in connection with any proceedings, including appeals, if he or she acted in good faith and in a manner he or she reasonably believed to be in the best interests of the corporation and they had no reasonable cause to believe that his or her conduct was unlawful.  The termination of any proceeding by judgment, order, settlement, or conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in the best interests of the registrant or had reasonable cause to believe that his or her conduct was unlawful.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position*	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Christopher Daniels	2014	$0	$0	n/a	n/a	n/a	n/a
CEO	2013	n/a	n/a	n/a	n/a	n/a	n/a
Lance Diamond	2014	$0	$0	n/a	n/a	n/a	n/a
CFO	2013	n/a	n/a	n/a	n/a	n/a	n/a
Robert M. Copley, Jr.	2014	$0	n/a	n/a	n/a	n/a	n/a
CEO, CFO	2013	$0	n/a	n/a	n/a	n/a	n/a

*Mr. Copley, Jr. resigned from all positions effective November 25, 2014.  Mr. Daniels and Mr. Diamond were appointed as CEO and CFO, respectively, on November 25, 2014.

Since inception, we have not paid any compensation to our officers.  We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

Equity Awards/Options/SAR Grants.  On March 13, 2015, the registrant approved the 2015 Stock Awards Plan.  The aggregate number of common shares to be issued under the Plan shall be 3,000,000 common shares.  The registrant awarded 200,000 common shares (100,000 each) to Christopher Daniels, an officer and director and Stanley Hutton Rumbough, a director.  These common shares were among those registered on Form S-8 filed with the SEC on March 13, 2015.   No other individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no other stock options have been granted or exercised by any of the officers or directors since inception.

Long-Term Incentive Plans and Awards.  We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officers, directors, employees or consultants since inception.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of the registrant's common shares by (i) the directors and executive officers of the registrant and (ii) each 5% shareholder.  Each person named in the table has sole voting and investment power with respect to the shares beneficially owned, unless otherwise indicated.

Name of Beneficial Owner and Address	Number of Shares of Voting Stock Beneficially Owned		Percentage of Class		Total Votes
	Ordinary Common	Class B	Ordinary Common	Class B	Number	% (1)
Christopher Daniels (2) c/o EFH Group, Inc. 77 Water St., 7th Floor NY, NY 10005	46,901,437	5,211,207	88.52%	89.90%	99,014,145	89.24%
John Daniels c/o EFH Group, Inc. 77 Water St., 7th Floor NY, NY 10005	2,251,661	250,184	4.25%	4.32%	4,753,507	4.248%

Stanley Hutton Rumbough (4) c/o EFH Group, Inc. 77 Water St., 7th Floor NY, NY 10005	316,507	35,174	0.60%	0.61%	668,314	0.60%

Craig Marshak (3) c/o EFH Group, Inc. 77 Water St., 7th Floor NY, NY 10005	266,632	29,625	0.50%	0.51%	562,890	0.50%
Other Directors, Exec. Officers, 5% shareholders as a Group	0	0	0	0	0	0
Total	49,191,510	5,465,723	92.85%	94.29%	103,848,747	93.6%

* Less than 1%

(1)Out of a total of 110,952,195 votes that can be cast based on 809,195 outstanding common and 52,173,000 newly issued common and 5,797,000 newly issued Class B common.

(2)Includes shares held directly by EFH Global Holdings Inc., a Wyoming corporation, an entity for which Mr. Daniels is a control person, and trusts that are established to benefit minor children and third parties.

(3)As beneficial interest as majority owner of Triple Eight Markets, Inc. includes stock and assumes exercise all purchase rights.

(4)Includes minor children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor  are  there  any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Relationships Among Officers and Directors

Christopher Daniels, an officer and director and John Daniels, a director are brothers.

Related Party Advances

EFH Group Inc., a Wyoming corporation, the majority shareholder of the registrant advanced the registrant $13,991 during the year ended December 31, 2014.  The advance is repayable upon demand and is without interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We engaged Michael F. Albanese as our independent auditor on March 23, 2015.  No fees were paid to them during the period November 25, 2014 through December 31, 2014.

Audit Fees.  We paid aggregate fees and expenses of approximately $7,500 to Cutler & Co., LLC during 2013 for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses from Cutler & Co., LLC for the year ended December 31, 2013 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Cutler & Co., LLC during 2013.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2014 and 2013 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Accounting Firm

Balance Sheet as of December 31, 2014

Statement of Operations for the period November 25, 2014 through December 31, 2014

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows for the period November 25, 2014 through December 31, 2014

Notes to the Financial Statements

The following financial statements are hereby incorporated by reference to Form 10-K file number 333-16068 filed with the SEC on April 10, 2014:

Report of Independent Registered Accounting Firm

Balance Sheet as of December 31, 2013

Statement of Operations for the year ended December 31, 2013

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows for the year ended December 31, 2013

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

EFH Group, Inc.

By: /s/ Christopher Daniels

            Christopher Daniels

            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Christopher Daniels                              Dated: April 15, 2015

           Christopher Daniels

           Chief Executive Officer/Director

By:  /s/Lance Diamond                                    Dated: April 15, 2015

           Lance Diamond

           CFO/Controller

By:  /s/Stanley Hutton Rumbough

Dated: April 15, 2015

           Stanley  Hutton Rumbough

           Chairman of the Board

By:  /s/Dennis White                                       Dated: April 15, 2015

           Dennis White

           Director

By:  /s/John Daniels                                         Dated: April 15, 2015

           John Daniels

           Director

By: /s/Craig Marshak

Dated: April 15, 2015

Craig Marshak

Director