Form 10-Q
period 2015-03-31
EFH Group, Inc.
filed 2015-05-21
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

-OR-

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-186068

EFH GROUP, INC.

 (Exact name of registrant as specified in its charter)

Colorado	20-8594615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

77 Water Street, 7th Floor, New York, NY 10005

(Address of principal executive offices, including zip code)

212-742-5000

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

The number of outstanding shares of the registrant's common stock as of May 20, 2015: 80,919,540

EFH GROUP, INC.

FORM 10-Q

For the Three Months Ended March 31, 2015

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

EFH Group, Inc.

Index to the Financial Statements

Page

Condensed Balance Sheet as of March 31, 2015 and December 31, 2014

4

Condensed Statement of Operations for the three months ended March 31, 2015

5

Condensed Statement of Cash Flows for the three months ended March 31, 2015

6

Notes to Financial Statements

7

The following financial statements are hereby incorporated by reference to Form 10-Q file number 000-55175 filed with the SEC on May 14, 2014

Consolidated Balance Sheet as of March 31, 2014 (unaudited) and December

   31, 2014

Consolidated Statement of Operations for the three months ended March 31,

   2014 and three months ended March 31, 2013

Consolidated Statement of Cash Flows for the three months ended March 31,

   2014 and three months ended March 31, 2013

Notes to Consolidated Financial Statements

EFH GROUP, INC.

CONDENSED BALANCE SHEET

(Unaudited)

March 31, 2015

December 31, 2014

 Assets

  Current assets-

   Due from shareholder-

$             11,500

$               6,500

         Total current assets

11,500

6,500

  Other assets:

    Brand assets

                157,500,000

157,500,000

         Total other assets

                 157,500,000

      157,500,000

 Total Assets

$    157,511,500

$    157,506,500

 Liabilities and Stockholders' Equity-

  Current liabilities:-

   Accounts Payable

$            41,943

$                      -

   Advances from related parties

                  34,418

13,991

   Accrued expenses

              12,069

              15,530

        Total current liabilities

              88,430

              29,521

  Total Liabilities

88,430

29,521

  Stockholders' equity:

   Common stock, $0.001 par value; 90,000,000

      shares authorized; 52,982,199 shares issued

      and outstanding

52,982

52,982

   Class B common stock, $0.001 par value,

     10,000,000 shares authorized, 5,797,000 issued

      and outstanding

5,797

5,797

   Additional paid-in capital

157,441,221

157,441,221

   Accumulated deficit

             (76,930)

              (23,021)

  Total stockholders' equity

       157,423,070

       157,476,979

 -

 Total Liabilities and Stockholders' Equity

$    157,511,500

$    157,506,500

See accompanying notes to financial statements.

EFH GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2015
Operating expenses
Professional Fees	$ 13,779
Rent Expenses	405
Selling and Marketing	5,000
General and administrative	34,725
Total operating expenses	53,909

Income (loss) from operations	(53,909)

Loss from operations and before income taxes	0

Net loss	$ (53,909)

Net loss per share - basic and diluted	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	6,524,985

See accompanying notes to financial statements.

EFH GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (53,909)
Changes in operating assets and liabilities:
Accounts payable	41,943
Accrued expenses	(3,461)
Net Cash Used In Operating Activities	$ (15,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used for) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	$ 20,427
Due from shareholder	(5,000)
Net Cash Provided By Financing Activities	$ 15,427

Net increase (decrease) in cash	-

Cash - Beginning of Period	-

Cash - End of Period	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure
Cash paid for interest	$ -
Cash paid for income taxes	$ -

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

Income taxes at federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

March 31, 2015
Tax at federal statutory rate (15%)	$ -
State income tax (5%)	-
Book/tax permanent differences:
Revenue estimates	-
Expense estimates	(53,909)
Tax rate estimate	-
(53,909)
Net operating loss carryforward	(23,021)
$(76,930)

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

The Company did not have any liabilities carried at fair value measured on a recurring basis as of March 31, 2015.

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

The Class B common shares have the following rights and privileges:

Dividend rights - Fifty percent (50%) of the standard common share dividend

Liquidation rights - Fifty percent (50%) of standard common share liquidation rights

Exchange privileges - Exchangeable for standard common shares on a one for one basis with thirty (30) days prior notice to the Company.

Note 8 – Related Party Advances

Stanley Hutton Rumbough, a director of the registrant, advanced the registrant $12,367 during the three months ended March 31, 2015.  The advance is repayable upon demand and is without interest.

Christopher Daniels, an officer and director of the registrant, advanced the registrant $7,960 during the three months ended March 31, 2015.  The advance is repayable upon demand and is without interest.

John Daniels, a director of the registrant, advanced the registrant $100 during the three months ended March 31, 2015.  The advance is repayable upon demand and is without interest.

EFH Group Inc., a Wyoming corporation, the majority shareholder of the registrant, advanced the registrant $13,991 during the year ended December 31, 2014.  The advance is repayable upon demand and is without interest.

For the three months ended March 31, 2015, the Company incurred expenses of $12,000 due to Impacct, LLC, an entity controlled by Lance Diamond, an officer of the Company.

Note 9 – Subsequent Events

Effective April 17, 2015, the Company entered into an addendum to the Asset Purchase Agreement dated November 25, 2014.  The addendum revised Paragraph 8.9 as follows:

If the closing of the PIPE is delayed for any reason, SpinCo shall be paid non-refundable fee of $2,000 on the 26th day of each month through May 26, 2015 or until the contingent obligations set forth in paragraph 6.1(d) and 8.2 of the Agreement are met, whichever occurs first.  Said non-refundable payments are not transferable or assignable.

SpinCo shall be paid $8,000 upon the signing of this Addendum to bring the revised obligations under paragraph 8.9 current.   Future payments, if the contingent obligations under paragraph 6.2(d) and 8.2 are not met on or before May 26, 2015, shall be $2,000 due April 26 and $2,000 due May 26.

Additionally, Paragraph 8.13 was added:

Any obligations of Seller under Paragraphs 6.2(d), 8.2 and 8.9 shall be null and void if SpinCo or its principals breach the terms of this Agreement or transfer or assign any rights or obligations under this Agreement.

On May 8, 2015, the Company acquired all of the outstanding membership equity of Phoenix Financial Consulting, an SEC registered investment advisor.  The assets were purchased by EF Hutton Financial Corp., a subsidiary of EFH Group, Inc.  The assets were purchased from Bruce David Winn, the owner of all membership units of Phoenix Financial Consultants.  The assets consist of the customer base and the regulatory platform, which the Company can use to grow its business.

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued of May 20, 2015, and determined that there are no other reportable subsequent events.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On November 25, 2014, the registrant purchased certain assets of EFH Wyoming.  The assets consisted of various trademarks and license rights, rights to computer programming code and other intellectual property.   The registrant issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.  On April 17, 2015, the registrant entered into an addendum to the Asset Purchase Agreement dated November 25, 2014.  As a result of the addendum, the registrant paid $10,000 to the Liberty Ventures, Inc. due to a delay in meeting its contingent obligations under the agreement.  The registrant will owe an additional $2,000 on May 26, 2015, if the contingent obligations are not met.

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

Capital and Source of Liquidity:

Investing activities.   For the three months ended March 31, 2015, we did not pursue any investing activities.

For the period November 25, 2014 through December 31, 2014, we did not pursue any investing activities.

Financing Activities.   For the three months ended March 31, 2015, we received an advances from related parties of $20,427 and had $(5,000) due from a shareholder.  As a result, for the three months ended March 31, 2015, we had net cash provided by financing activities of $15,427.

For the period November 25, 2014 through December 31, 2014, we received an advance from related party of $13,991 and had $(6,500) due from a shareholder.  As a result, for the period November 25, 2014 through December 31, 2014, we had net cash provided by financing activities of $7,491.

Results of Operations:

For the three months ended March 31, 2015, we did not receive any revenues.

We incurred selling and marketing expenses of $5,000, professional fees of $13,779 and rent expense of $405.  General and administrative expenses were $34,725 for the three months ended March 31, 2015.    The general and administrative expenses consisted of software and hosting fee of $12,600, outsourced partners costs of $15,000, meals and entertainment of $1,500, travel and lodging of $750, office services and supplies of $1,450, dues and subscriptions of $2,420 and communication costs of $1,005.  As a result, the registrant had net loss of $(53,909) for the three months ended March 31, 2015.

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

Item 4.  Controls and Procedures

During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of March 31, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 20, 2015

EFH GROUP, INC.

By:  /s/Christopher Daniels

Christopher Daniels

Chief Executive Officer

By:  /s/Lance Diamond

Lance Diamond

Chief Financial Officer