Form 10-Q/A
period 2015-03-31
EFH Group, Inc.
filed 2015-05-21
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment to the Form 10-Q, as originally filed on May 20, 2015, is being filed solely to correct the financial statements.  No other changes have been made to the document.

EFH GROUP, INC.

FORM 10-Q

For the Three Months Ended March 31, 2015

INDEX

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

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

   2014 and three months ended March 31, 2013

Consolidated Statement of Cash Flows for the three months ended March 31,

   2014 and three months ended March 31, 2013

Notes to Consolidated Financial Statements

EFH GROUP, INC.

CONDENSED BALANCE SHEET

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Due from nonaffiliated 3rd party	$18,023	$ 0
Due from shareholder	11,500	6,500
Total current assets	29,523	6,500
Other assets:
Brand assets	157,500,000	157,500,000
Total other assets	157,00,000	157,500,000
Total Assets	$157,529,523	$157,506,500

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$29,943	$ -
Due to related party	12,000	-
Advances from related parties	34,418	13,991
Accrued expenses	12,069	15,530
Total current liabilities	88,430	29,521
Total liabilities	88,430	29,521

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value; 90,00,000 shares authorized; 53,020,173 and 52,981,199 shares issued and outstanding, respectively	53,020	52,982
Class B common stock, $0.001 par value; 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	5,797
Additional paid-in capital	157,459,206	157,441,221
Accumulated deficit	(76,930)	(23,021)
Total stockholders' equity	157,441,093	157,476,979
Total Liabilities and Stockholders' Equity	$157,529,523	$157,506,500

See accompanying notes to financial statements.

EFH GROUP, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2015
Operating expenses
Professional Fees	$ 13,779
Rent Expenses	405
Selling and Marketing	5,000
General and administrative	34,725
Total operating expenses	53,909

Income (loss) from operations	(53,909)

Loss from operations and before income taxes	0

Net loss	$ (53,909)

Net loss per share - basic and diluted	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	52,993,800

See accompanying notes to financial statements.

EFH GROUP, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (53,909)
Changes in operating assets and liabilities:
Accounts payable	29,943
Due to related party	12,000
Accrued expenses	(3,461)
Net Cash Used In Operating Activities	$ (15,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used for) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	$ 20,427
Due from shareholder	(5,000)
Net Cash Provided By Financing Activities	$ 15,427

Net increase (decrease) in cash	-

Cash - Beginning of Period	-

Cash - End of Period	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental Disclosure
Cash paid for interest	$ -
Cash paid for income taxes	$ -

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