Form 10-Q/A
period 2015-03-31
EFH Group, Inc.
filed 2015-05-22
CIK 1565700

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

The number of outstanding shares of the registrant's common stock as of May 2 1 , 2015: 53,257,673

Explanatory Note

This amendment to the Form 10-Q/A, as originally filed on May 20, 2015, is being filed solely to correct the shares outstanding on the first page.  No other changes have been made to the document.

EFH GROUP, INC.

FORM 10-Q /A

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

Dated: May 2 2 , 2015

EFH GROUP, INC.

By:  /s/Christopher Daniels

Christopher Daniels

Chief Executive Officer

By:  /s/Lance Diamond

Lance Diamond

Chief Financial Officer