Form 10-K/A
period 2014-12-31
EF Hutton America, Inc.
filed 2015-08-31
CIK 1565700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-186068

EF Hutton America, Inc.

formerly EFH Group, Inc.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of August 28, 2015, the registrant’s authorized capitalization consisted of 90,000,000 common shares, par value $ 0 .001, of which 53,257,673 common shares were issued and outstanding, and 10,000,000 Class B common shares, par value $ 0 .001 of which 5,211,207 Class B common shares were issued and outstanding.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on April 14, 2015. We are filing this Amendment to expand Management’s Discussion and Analysis of Financial Condition and Results of Operation section, and to amend restate our consolidated audited financial statements.  This Amendment does not change any of the other disclosures contained in the Annual Report on Form 10-K, other than as described above.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC subsequent to the Original Form 10-K.

EF Hutton America, Inc.

Form 10-K/A

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

On November 25, 2014, the registrant purchased certain assets of EFH Group, Inc., a Wyoming corporation.  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.   The registrant issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

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

Operations

Through EF Hutton Financial Corp., its subsidiary, the registrant is sponsoring and developing an internet service that connects consumers with independent financial services providers.  The service is called Gateway and was launched in the first quarter of 2015.   Gateway is a B2C marketplace for financial services.  Operationally, Gateway is a two-sided market network that connects consumers with independent financial service providers.  The service will provide consumers with one website that they can use to identify and locate providers for all their financial needs.   Consumers can engage providers for insurance, tax, real estate, lending, financial planning and other services.

The service is free to consumers and provides the convenience of accessing information on providers for all services from one single website.   Consumers can choose a provider whose qualifications have been verified by the registrant.  Verification of qualifications applies to all service levels except for the Basic Service and is conducted by our staff and contractors we may engage to assist in verification.  The verification process involves checking regulatory status and provider credentials.  The providers of services include: retirement, insurance, financial planning, tax, trusts and estates, real estate, and other financial services, including additional categories of service that will be added in future, see www.efhutton.com for specific set of service categories.  Clients can book appointments with providers of their choice without leaving the website.  The registrant provides a reward program that gives points to consumers that use service providers in the registrant’s network.   Gateway receives a portion of service revenues and qualifies the service providers on the network.

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

The financial services industry is highly fragmented and the independent sector is even more so.  Approximately 2,320,000 professionals are employed in the sectors where most independents work.  The number of professionals in each sector illustrates the size of the market.   According to the IRS, there are over 1,130,000 employed for tax advice and preparation.  According to US Bureau of Labor Statistics, there are over 440,000 insurance independent insurance agents.  According to the National Association of Realtors there are over 420,000 independent real estate agents.  According to the SEC, in 2011, there were over 275,000 investment advisor representatives.

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

Trends and Uncertainties:

Other than described below , there are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the registrant’s short term or long term liquidity.  Sources of liquidity both internal and external will come from receipt of revenue from the registrant’s service network, advances from affiliates as well as through debt and equity financings.

Other than described below , there are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the registrant’s continuing operations.  There are no known causes for any material changes from period to period in one or more line items of the registrant’s financial statements.

Business Development Risk .  The Company owns significant intangible assets, primarily intellectual property in the form of trademarks and other brand assets, that it seeks to develop.  Development of such assets can take significant time and requires expertise to apply and use the assets in a business.  Even with such expertise and skill there can be no assurance that the assets will be developed or developed to their full potential.   Brand assets value and use in particular are sensitive to factors such as public awareness and attributes of the brand.  Many factors impact successful development and a significant set of factors are beyond the control of the Company.  Factors affecting development include, but are not limited to: general economic conditions; skilled personnel; industry specific trends and conditions.

The Company attempts to mitigate its development risk by exploring a range of internal and external development opportunities.  Beyond development risk, management is faced with a number of other risk factors. The more significant ones include:

Financial Markets.   Presently, the Company obtains the majority of its capital from sale of common stock and advances by certain directors.  There can be no assurance that financing will be available to the Company in the amount required at any time or for any period or if available, that it can be obtained on terms satisfactory to the Company or at a time when it is needed by the Company.  Smaller capitalized companies historically have greater challenges in funding than larger companies.

Cash Flows. Operations generate insufficient cash to satisfy operating expenses and the cash flow deficit has to be funded by financing activities.   However, the Company has initiatives that are expected to improve.  In addition, the company is exploring several external initiatives, such as acquisition opportunities.  Certain of these external initiatives could provide immediate source of revenues that and can significantly impact the Company’s liquidity position.  The sources of funds currently available to the Company are the sale of its common stock and advances from related parties. The Company’s financial resources are limited and therefore the Company focuses on those opportunities that are most likely to generate cashflow in the near term.

 Credit Risk. Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The Company’s cash and cash equivalents and amounts receivable are exposed to credit risk. The Company reduces its credit risk on cash and cash equivalent by placing these instruments with institutions of high credit worthiness. The majority of the Company’s cash is held through large US financial institutions with a investment grade rating.

Liquidity.  Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages its liquidity risk through the management of its cash and its capital structure and financial leverage. The company intends that accounts payable and accrued liabilities are due and paid within a reasonable time.

The Company has limited liquidity and will continue to have limited liquidity until it generates earnings or completes a funding transaction through.  the company is actively seeking to improve its liquidity position.  It will do that through sale of stock and borrowing funds.  The Company has a valuable asset that can be utilized to generate liquidity through financing and the Company has had discussions with various parties about such a transaction. However, financial transactions involving intellectual property assets are highly specialized, take months to structure and may involve terms that are inferior to those involving other classes of assets.

The Company has no unused sources of liquid assets.

Interest Rate Risk.  The Company’s exposure to interest rate risk arises from the interest rate impact on its cash. There is minimal risk that the Company would recognize any loss as a result of a decrease in the fair value of any short-term investments included in cash due to the short term nature.

Market Volatility for Marketable Securities.  The Company’s marketable securities consist of shares of exploration companies that are historically very volatile. There is no assurance that the Company will be able to recover the current fair market value of those shares. The Company also may not be able to sell the shares it holds in other companies in an illiquid market.

Possible Dilution. The Company’s plan of operation, in part, contemplates the financing of its business by the issuance of securities and possibly, incurring debt. Any transaction involving the issuance of previously authorized but unissued shares of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective holders of common stock.

Trading Volume.  The relatively low trading volume of the Company’s shares reduces the liquidity of an investment in its shares. Trading volumes fluctuate with market conditions and seasons. Less liquid shares can limit the appeal of our shares to only those who have an ability to hold shares for a longer period and have no need for immediate liquidity.

Volatility of Share Price.   Market prices for shares of companies at our stage are often volatile. Factors such as announcements of development milestones, acquisitions and other results, can have a significant effect on share price.

Competition.  There is aggressive competition within the financial services industry.  The Company competes with other developing companies in that industry, many of which have greater financial resources than the Company, for acquisitions as well as for the recruitment and retention of qualified employees and other personnel.

Dependence on Management.  The Company depends on the business expertise of its management. There is risk to the Company’s ability to execute its business development plans if key members of the current management team were to suddenly leave the Company or become incapable of performing their individual and collective responsibilities.

Asset Related Risks.  Although the Company has taken steps to maintain its assets there is a risk that the assets value can be damaged or impaired by actions and events, including those which may be outside the company’s control.

Environmental.   The Company knows of no environmental risks that could directly impact its business.

Laws and Regulations.  The Company’s business and development activities are subject to extensive federal, state and local laws and regulations governing financial services, taxes, labor standards, occupational health and safety, human resources and other matters in all the jurisdictions in which it operates. These laws and regulations are subject to change, can become more stringent and compliance can therefore become more costly. The Company applies the expertise of its management, advisors, employees and contractors to ensure compliance with current laws.

Capital and Source of Liquidity:

Investing activities.    For the year ended December 31, 2014 , we did not pursue any investing activities.

Financing Activities.    For the year ended December 31, 2014 , we received an advance from related party of $13,991 and had $(6,500) due from a shareholder.  As a result, for the year ended December 31, 2014 , we had net cash provided by financing activities of $7,491.

Results of Operations:

For the year ended December 31, 2014 , we did not receive any revenues from continued operations .  We incurred selling, general and administrative expenses from continued operations of $23,021.  These expenses consisted of professional fees of $3,530, rent expense of $253 and other general and administrative expenses of $19,238.  Additionally, for the year ended December 31, 2014, we had loss on discontinued operations (net of tax) of ($113,500).   As a result, the registrant had net loss of $(136,521) for the year ended December 31, 2014.

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

EF Hutton America, Inc.

(formerly EFH Group, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EF Hutton America, Inc. :

We have audited the accompanying consolidated balance sheet of EF Hutton America , Inc. as of December 31, 2014, and the related consolidated statement of operations, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2014.   EF Hutton America , Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EF Hutton America , Inc. as of December 31, 2014 and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael F. Albanese

Michael F. Albanese, CPA

Parsippany, New Jersey

August 28 , 2015

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

CUTLER & CO., LLC

Arvada, Colorado

April 2, 2014

12191 W. 64 th  Avenue, Suite 205B, Arvada Colorado 80004 – Phone: 303-968-3281 – Fax: 303-456-7488 – www.cutlercpas.com

EF HUTTON AMERICA, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2014		December 13, 2013
Assets
Current assets
Due from shareholder	$ 6,500	$ -
Total current assets	6,500	-
Other assets:
Brand assets	57,970 ,000	-
Total other assets	57,970 ,000	-
Assets from Discontinued Operations	-	339,515
Total Assets	$ 57,976 ,500	$ 339,515

Liabilities and Stockholders' Equity

Current liabilities:
Advances from related party	$ 13,991	$ -
Accrued expenses	15,530	-
Total current liabilities	29,521	-
Liabilities from Discontinued Operations	-	213,431
Total liabilities	29,521	213,431

Stockholders' equity:

Common stock, $0.001 par value; 90,000,000 shares authorized; 52,982,199 shares issued and outstanding	52 , 982	10,000
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	-
Additional paid-in capital	57,981,846	73,209
Accumulated deficit	(93,646)	42,875
Total stockholders' equity	57,946,979	126,084

Total Liabilities and Stockholders' Equity	$ 57,976,500	$ 339,515

See accompanying notes to financial statements.

EF HUTTON AMERICA, INC .

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating expenses
General and administrative	$ 23,021	$ -
Total operating expenses	23,021	-

Loss from continued operations	(23,021)	-
Discontinued operations:
Gain ( Loss ) on discontinued operations (net of tax)	(113,500)	8,127
Net income ( loss )	$ (136,521)
Net income (loss) on discontinued operations	-	8,127

Basic and diluted loss per common share
Loss from continuing operations	(0.00)	-
Loss from discontinued operations	(0.00)	(0.00)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	6,524,985	10,000,000

See accompanying notes to financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Class B Common Stock		Additional Paid In	Retained Earnings/ Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2012	10,000,000	$10,000			$73,209	35,778	$115,743
Net income (loss) for the year	-	-			-	7,097	7,097
Balances at December 31, 2013	10,000,000	$10,000	-	-	$73,209	$42,875	$126,084
Reverse Stock Split	(9,190,801)	(9,191)			9,191	-	-
Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	57,842,030	-	57,900,000
Spin off Subsidiary					57,416	-	57,416
Net loss for the period	-	-	-	-	- ~~-~~	(136,521)	(136,521)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	57,981,846	(93,646)	57,946,979

See accompanying notes to financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain ( loss )	$ (136,521)	$ 7,097

Changes in operating assets and liabilities:
Accounts receivable	-
Accrued expenses	15,530
Net Cash used by operating activities – continuing operations	(7,491)
Net Cash used by operating activities – discontinued operations	(113,500)	(4,475)
Net Cash Flow used by operating activities	(120,991)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used for) investing activities – continuing operations	-
Net cash provided by (used for) investing activities – discontinued operations	-	(42,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	$ 13,991
Due from shareholder	(6,500)
Net Cash Provided By Financing Activities – continuing operations	$ 7,491
Net Cash Provided By Financing Activities – discontinued operations	-	33,000

Net increase (decrease) in cash – continuing operations	-
Net increase (decrease) in cash – discontinued operations	-	(13,904)

Cash – Beginning of Period – continuing operations	-
Cash - Beginning of Period – discontinued operations	-	30,817

Cash - End of Period – discontinued operations	$ -	$ 16,913

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of intangible assets in exchange for common shares and Class B common shares	57,970,000

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to financial statements.

EF HUTTON AMERICA, INC,

Consolidated Notes to Financial Statements

Note 1 – Nature of Operations

Nature of Operations

EFH Group, Inc. (the “Company”) was incorporated in the State of Colorado on March 8, 2007 under the name of Twentyfour/seven Ventures, Inc.  The name of the Company was changed to EFH Group, Inc. on October 28, 2014.  The name of the Company was changed to EF Hutton America, Inc. on March 30, 2015.

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

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation (“EFH Wyoming”).  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.  Based on the stock price at the time of purchase , the assets will be held on the balance sheet at value of $ 57,970 ,000.  The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

On November 23, 2014, the assets and liabilities of the Company were contributed at book value to Liberty Ventures, Inc., a then wholly owned subsidiary of the Company.  The common shares of EF Hutton Financial Corp., a wholly owned subsidiary of the Company were not included in the spin-off.  Effective on November 25, 2014, the Company spun off Liberty Ventures, Inc. , its then wholly owned subsidiary,   to its shareholders as of November 24, 2014.

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

Income taxes at federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

December 31, 2014
Tax at federal statutory rate (15%)	$ -
State income tax (5%)	-
Book/tax permanent differences:
Revenue estimates	-
Expense estimates	(136,521)
Tax rate estimate	-
(136,521)
Net operating loss carryforward	-
$(136,521)

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

Note 6 – Intangible Assets

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation.  The assets consist of various trademark s and trademark license rights and  other brand related property.

Based on the stock price at the time of purchase , the assets will be held on the balance sheet at value of $ 57,970,000 .  The Company issued a total of 52,173,000 restricted voting common shares and 5,797,000 restricted non-voting Class B common shares as consideration for the EFH Wyoming asset purchase.

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

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued of August 28, 2015 , and determined that there are no other reportable subsequent events.

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

EF Hutton America, Inc.

By: /s/ Christopher Daniels

            Christopher Daniels

            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Christopher Daniels                               Dated: August 28 , 2015

           Christopher Daniels

           Chief Executive Officer/Director

By:  /s/Lance Diamond                                     Dated: August 28 , 2015

           Lance Diamond

           CFO/Controller

By:  /s/Stanley Hutton Rumbough

Dated:   August 28 , 2015

           Stanley  Hutton Rumbough

           Chairman of the Board

By:  /s/Dennis White                                         Dated: August 28 , 2015

           Dennis White

           Director

By:  /s/John Daniels                                           Dated: August 28 , 2015

           John Daniels

           Director

By: /s/Craig Marshak

Dated:   August 28 , 2015

Craig Marshak

Director