Form 10-K/A
period 2014-12-31
EF Hutton America, Inc.
filed 2015-09-01
CIK 1565700

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 1, 2015, the registrant’s authorized capitalization consisted of 90,000,000 common shares, par value $0.001, of which 53,257,673 common shares were issued and outstanding, and 10,000,000 Class B common shares, par value $0.001 of which 5,211,207 Class B common shares were issued and outstanding.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on April 14, 2015, and as amended August 28, 2015. We are filing this Amendment to amend our consolidated audited financial statements.  This Amendment does not change any of the other disclosures contained in the Annual Report on Form 10-K, other than as described above.

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

Trends and Uncertainties:

Other than described below, there are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the registrant’s short term or long term liquidity.  Sources of liquidity both internal and external will come from receipt of revenue from the registrant’s service network, advances from affiliates as well as through debt and equity financings.

Other than described below, there are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the registrant’s continuing operations.  There are no known causes for any material changes from period to period in one or more line items of the registrant’s financial statements.

Business Development Risk.  The Company owns significant intangible assets, primarily intellectual property in the form of trademarks and other brand assets, that it seeks to develop.  Development of such assets can take significant time and requires expertise to apply and use the assets in a business.  Even with such expertise and skill there can be no assurance that the assets will be developed or developed to their full potential.   Brand assets value and use in particular are sensitive to factors such as public awareness and attributes of the brand.  Many factors impact successful development and a significant set of factors are beyond the control of the Company.  Factors affecting development include, but are not limited to: general economic conditions; skilled personnel; industry specific trends and conditions.

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

Capital and Source of Liquidity:

Investing activities.   For the year ended December 31, 2014, we did not pursue any investing activities.

Financing Activities.   For the year ended December 31, 2014, we received an advance from related party of $13,991 and had $(6,500) due from a shareholder.  As a result, for the year ended December 31, 2014, we had net cash provided by financing activities of $7,491.

Results of Operations:

For the year ended December 31, 2014, we did not receive any revenues from continued operations.  We incurred selling, general and administrative expenses from continued operations of $23,021.  These expenses consisted of professional fees of $3,530, rent expense of $253 and other general and administrative expenses of $19,238.  Additionally, for the year ended December 31, 2014, we had loss on discontinued operations (net of tax) of ($113,500).  As a result, the registrant had net loss of $(136,521) for the year ended December 31, 2014.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EF Hutton America, Inc.

(formerly EFH Group, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EF Hutton America, Inc.:

We have audited the accompanying consolidated balance sheet of EF Hutton America, Inc. as of December 31, 2014, and the related consolidated statement of operations, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2014.  EF Hutton America, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EF Hutton America, Inc. as of December 31, 2014 and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael F. Albanese

Michael F. Albanese, CPA

Parsippany, New Jersey

August 14, 2015

August 28, 2015 (as amended)

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

CUTLER & CO., LLC

Arvada, Colorado

April 2, 2014

12191 W. 64th Avenue, Suite 205B, Arvada Colorado 80004 – Phone: 303-968-3281 – Fax: 303-456-7488 – www.cutlercpas.com

EF HUTTON AMERICA, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2014		December 13, 2013
Assets
Current assets
Due from shareholder	$ 6,500	$ -
Total current assets	6,500	-
Other assets:
Brand assets	57,970,000	-
Total other assets	57,970,000	-
Assets from Discontinued Operations	-	339,515
Total Assets	$ 57,976,500	$ 339,515

Liabilities and Stockholders' Equity

Current liabilities:
Advances from related party	$ 13,991	$ -
Accrued expenses	15,530	-
Total current liabilities	29,521	-
Liabilities from Discontinued Operations	-	213,431
Total liabilities	29,521	213,431

Stockholders' equity:

Common stock, $0.001 par value; 90,000,000 shares authorized; 52,982,199 shares issued and outstanding	52,982	10,000
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	-
Additional paid-in capital	57,981,846	73,209
Accumulated deficit	(93,646)	42,875
Total stockholders' equity	57,946,979	126,084

Total Liabilities and Stockholders' Equity	$ 57,976,500	$ 339,515

See accompanying notes to financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating expenses
General and administrative	$ 23,021	$ -
Total operating expenses	23,021	-

Loss from continued operations	(23,021)	-
Discontinued operations:
Gain (Loss) on discontinued operations (net of tax)	(113,500)	8,127
Net income (loss)	$ (136,521)
Net income (loss) on discontinued operations	-	8,127

Basic and diluted loss per common share
Loss from continuing operations	(0.00)	-
Loss from discontinued operations	(0.00)	(0.00)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	6,524,985	10,000,000

See accompanying notes to financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Class B Common Stock		Additional Paid In	Retained Earnings/ Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2012	10,000,000	$10,000			$73,209	35,778	$115,743
Net income (loss) for the year	-	-			-	7,097	7,097
Balances at December 31, 2013	10,000,000	$10,000	-	-	$73,209	$42,875	$126,084
Reverse Stock Split	(9,190,801)	(9,191)			9,191	-	-
Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	57,842,030	-	57,900,000
Spin off Subsidiary					57,416	-	57,416
Net loss for the period	-	-	-	-	-	(136,521)	(136,521)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	57,981,846	(93,646)	57,946,979

See accompanying notes to financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$ (136,521)	7,097

Changes in operating assets and liabilities:
Accounts receivable	-
Accrued expenses	15,530
Net Cash used by operating activities – continuing operations	(7,491)
Net Cash used by operating activities – discontinued operations	(113,500)	(4,475)
Net Cash Flow used by operating activities	(120,991)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used for) investing activities – continuing operations	-
Net cash provided by (used for) investing activities – discontinued operations	-	(42,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	$ 13,991
Due from shareholder	(6,500)
Net Cash Provided By Financing Activities – continuing operations	$ 7,491
Net Cash Provided By Financing Activities – discontinued operations	-	33,000

Net increase (decrease) in cash – continuing operations	-
Net increase (decrease) in cash – discontinued operations	-	(13,904)

Cash – Beginning of Period – continuing operations	-
Cash - Beginning of Period – discontinued operations	-	30,817

Cash - End of Period – discontinued operations	$ -	$ 16,913

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of intangible assets in exchange for common shares and Class B common shares	57,970,000

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

EF Hutton Financial Corp., a wholly owned subsidiary of the registrant, operates an internet marketplace that connects consumers with a network of financial providers across a range of financial products and services, including, but not limited to insurance, tax, real estate and financial planning.  The marketplace, Gateway, connects consumers with a wide range of financial providers and solutions.  Gateway makes independent provides a viable choice for consumers by eliminating barriers that impede consumers from using independent providers, primarily through marketing to raise awareness of the independent sector and by standardizing and streamlining the process of selecting and engaging independent financial professionals.  Financial providers who register with Gateway benefit by generating new client relationships.  In addition to operating Gateway, the subsidiary intends to offer specialty financial services through its institution division.

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation (“EFH Wyoming”).  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.  Based on the stock price at the time of purchase, the assets will be held on the balance sheet at value of $57,970,000.  The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

On November 23, 2014, the assets and liabilities of the Company were contributed at book value to Liberty Ventures, Inc., a then wholly owned subsidiary of the Company.  The common shares of EF Hutton Financial Corp., a wholly owned subsidiary of the Company were not included in the spin-off.  Effective on November 25, 2014, the Company spun off Liberty Ventures, Inc., its then wholly owned subsidiary, to its shareholders as of November 24, 2014.

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

Note 6 – Intangible Assets

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation.  The assets consist of various trademarks and trademark license rights and  other brand related property.

Based on the stock price at the time of purchase, the assets will be held on the balance sheet at value of $57,970,000.  The Company issued a total of 52,173,000 restricted voting common shares and 5,797,000 restricted non-voting Class B common shares as consideration for the EFH Wyoming asset purchase.

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

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued of August 28, 2015, and determined that there are no other reportable subsequent events.

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

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2014 and 2013

Consolidated Statement of Operations for the years ended December 31, 2014 and 2013

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statement of Cash Flows for the years ended December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

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

By:  /s/Christopher Daniels                                   Dated: September 1, 2015

           Christopher Daniels

           Chief Executive Officer/Director

By:  /s/Lance Diamond                                         Dated: September 1, 2015

           Lance Diamond

           CFO/Controller

By:  /s/Stanley Hutton Rumbough

   Dated:  September 1, 2015

           Stanley  Hutton Rumbough

           Chairman of the Board

By:  /s/Dennis White                                            Dated: September 1, 2015

           Dennis White

           Director

By:  /s/John Daniels                                             Dated: September 1, 2015

           John Daniels

           Director

By: /s/Craig Marshak

  Dated:  September 1, 2015

Craig Marshak

Director