Form 10-Q/A
period 2015-03-31
EF Hutton America, Inc.
filed 2015-09-15
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

-OR-

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-186068

EF Hutton America, Inc.

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

The number of outstanding shares of the registrant's common stock as of September 1 5 , 2015 : 80,919,540

Explanatory note:

This amendment to the EF Hutton America, Inc. Form 10-Q, as originally filed on May 21, 2015 and subsequently amendment thereafter, is being filed to reflect the presentation of the comparative period and to include the issuance of stock-based compensation.  No other changes have been made to this document.

EF HUTTON AMERICA, INC.

FORM 10-Q/A

For the Three Months Ended March 31, 2015

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.  Financial Statements (Unaudited)

4

Item 2.  Management's Discussion and Analysis of

  Financial Condition and Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosure

  About Market Risk

17

Item 4.  Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

19

Item 1A.  Risk Factors

19

Item 2.  Unregistered Sales of Equity Securities and

  Use of Proceeds

19

Item 3.  Defaults upon Senior Securities

19

Item 4.  Mine Safety Disclosures

19

Item 5.  Other Information

19

Item 6.  Exhibits

19

SIGNATURES

20

EF HUTTON AMERICA, INC.

Index to the Financial Statements

  Page

Condensed Balance Sheet as of March 31, 2015 and December 31, 2014

5

Condensed Statement of Operations for the three months ended March 31,

     2015 and 2014

6

Condensed Statement of Cash Flows for the three months ended March 31, 2015 and 2014

7

Notes to Financial Statements

8

EF HUTTON AMERICA, INC.

CONDENSED BALANCE SHEET

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current Assets

Due from shareholder	$ 11,500	$ 6,500
Total current assets	11,500	6,500
Other assets:
Brand assets	57,970,000	57,970,000
Total other assets	57,981,500	57,976,500
Total Assets	$57,981,500	$57,976,500

Liabilities and Stockholders' Equity

Current liabilities:
Advances from related parties	$ 34,418	$ 13,991
Due to Related Party	27,000	-
Accounts payable	14,943	-
Accrued expenses	12,070	15,530
Total current liabilities	88,431	29,521
Total Liabilities	88,431	29,521

Commitments and contingencies	-	-

Stockholders' Equity:
Common stock, $0.001 par value, 90,000,000 shares authorized; 53,220,173 and 52,982,199 shares issued and outstanding, respectively	53,220	52,982
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	5,797
Additional paid-in capital	58,159,630	57,981,846
Accumulated deficit	(325,578)	(93,646)
Total stockholders' equity	57,893,069	57,946,979
Total Liabilities and Stockholders' Equity	$57,981,500	$57,976,500

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended

Three Months Ended

March 31, 2014

March 31, 2015

  Operating expenses

    Professional Fees

$             -

$     13,779

    Stock Based Compensation

         -

178,023

    Rent Expenses

 -

405

    Selling and Marketing

 -

5,000

    General and administrative

                 -

       34,725

  Total operating expenses

 -

231,932

    Loss from continuing operations

(231,932)

 Discontinued operations:

   Gain (Loss) on discontinued operations

     (net of tax)

     (18,993)

                   -

 Net loss from continuing operations

-

$       (231,932)

 Net loss from discontinued operations

(18,993)

  -

Basic and diluted loss per common share

   Loss from continuing operations

(0.00)

(0.00)

   Loss from discontinued operations

        (0.00)

        (0.00)

Net loss per share - basic and diluted

$      (0.00)

$      (0.00)

 Weighted average number of common

   shares outstanding - basic and diluted

6,524,985

53,011,578

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three Month Ended

Three Months Ended

March 31, 2014

March 31, 2015

 CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$   (18,993)

$    (231,932)

Non Cash Adjustments:

Stock Based Compensation                                                           -

178,023

Changes in operating assets and liabilities:

   Accounts payable                                                                        -

14,943

   Due to related party                                                                      -

27,000

   Accrued expenses

                -

          (3,461)

 Net Cash used by operating activities

   - continuing operations

$               -

$    (15,427)

Net Cash used by operating activities

   - discontinued operations

$    (10,849)

-

 CASH FLOWS FROM INVESTING ACTIVITIES:

     Fixed asset purchases

$        (459)

$               -

    Restricted cash reserves

        3,862

  Net cash provided by investing activities

         3,403

$                 -

 CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances from related parties

$             -

$        20,427

  Due from shareholder

                -

         (5,000)

 Net Cash Provided By Financing Activities

   – continuing operations

$             -

$      15,427

Net Cash Provided by Financing Activities

   - discontinued operations

$     15,000

$                -

Net increase (decrease) in cash

   – discontinued operations

7,554

-

  Cash - Beginning of Period – continuing operations

-

-

  Cash – Beginning of Period – discontinued operations

16,913

-

  Cash - End of Period- continuing operations

$             -

$                 -

  Cash – End of Period – discontinued operations      $

24,467

$                 -

 SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Supplemental Disclosure

   Cash paid for interest

$             -

                           $                 -

   Cash paid for income taxes

$             -

                           $                 -

See accompanying notes to condensed financial statements.

EF Hutton America, Inc.

Notes to Financial Statements

Note 1 – Nature of Operations

Nature of Operations

EF Hutton America, Inc. (the “Company”) was incorporated in the State of Colorado on March 8, 2007 under the name of Twentyfour/seven Ventures, Inc.  The name of the Company was changed to EFH Group, Inc. on October 28, 2014.

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

Book/tax permanent differences:

  Revenue estimates

-

  Expense estimates

231,932

  Tax rate estimate

-

231,932

Net operating loss carryforward

93,646

Total Deferred Tax Asset

$325,578

Reserve for Deferred Tax Asset

       $ (325,578)

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

The Company’s financial instruments primarily consist of cash, liabilities, and advances payable.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and accrued liabilities approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of its advances payable approximates fair value as of the condensed balance sheet dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates.

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

On Feb 2, 2015, the Company issued 11,034 common shares as stock based compensation for services valued at $8,055 .

On March 17, 2015, the Company issued 26,940 common shares as stock based compensation for services valued at $9,968 .

On March 24, 2015, the Company issued 100,000 common shares each to Messrs. Christopher Daniels and Stanley Hutton, officers and directors of the Company, with an aggregate value of $160,000.

Note 8 – Related Party Transactions

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

For the three months ended March 31, 2015, the Company incurred expenses of $27,000 due to Impacct, LLC, an entity controlled by Lance Diamond, an officer of the Company.

On March 24, 2015, the Company issued 100,000 common shares each to Messrs. Christopher Daniels and Stanley Hutton, officers and directors of the Company, with an aggregate value of $160,000.

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

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued of September 1 5 , 2015 , and determined that there are no other reportable subsequent events.

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

We incurred selling and marketing expenses of $5,000, professional fees of $13,779 and rent expense of $405.   The Company issued stock-based compensation valued at $160,000 during the three months ended March 31, 2015.   General and administrative expenses were $34,725 for the three months ended March 31, 2015.    The general and

administrative expenses consisted of software and hosting fee of $12,600, outsourced partners costs of $15,000, meals and entertainment of $1,500, travel and lodging of $750, office services and supplies of $1,450, dues and subscriptions of $2,420 and communication costs of $1,005.  As a result, the registrant had net loss of $(231,932) for the three months ended March 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015 .  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of March 31, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: September 1 5, 2015

EF HUTTON AMERICA, INC.

By:  /s/Christopher Daniels

Christopher Daniels

Chief Executive Officer

By:  /s/Lance Diamond

Lance Diamond

Chief Financial Officer

20