Form 10-K/A
period 2014-12-31
EF Hutton America, Inc.
filed 2015-09-21
CIK 1565700

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 21, 2015, the registrant’s authorized capitalization consisted of 90,000,000 common shares, par value $0.001, of which 53,709,673 common shares were issued and outstanding, and 10,000,000 Class B common shares, par value $0.001 of which 5,797,000 Class B common shares were issued and outstanding.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the Securities and Exchange Commission on April 14, 2015, and as amended September 1, 2015. We are filing this Amendment to insert the restated Report of the Independent Registered Public Accounting Firm for the audit for the year ended December 31, 2013.  This Amendment does not change any of the other disclosures contained in the Annual Report on Form 10-K, other than as described above.

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

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

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

EF HUTTON AMERICA, INC.

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

By:  /s/Christopher Daniels                                   Dated: September 21, 2015

           Christopher Daniels

           Chief Executive Officer/Director

By:  /s/Lance Diamond                                        Dated: September 21, 2015

           Lance Diamond

           CFO/Controller

By:  /s/Stanley Hutton Rumbough

  Dated:  September 21, 2015

           Stanley  Hutton Rumbough

           Chairman of the Board

By:  /s/Dennis White                                            Dated: September 21, 2015

           Dennis White

           Director

By:  /s/John Daniels                                             Dated: September 21, 2015

           John Daniels

           Director

By: /s/Craig Marshak

  Dated:  September 21, 2015

Craig Marshak

Director