Form 10-Q
period 2015-06-30
EF Hutton America, Inc.
filed 2015-09-21
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

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

The number of outstanding shares of the registrant's common stock as of September 21, 2015: 53,709,673

EF HUTTON AMERICA, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2015

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1. Financial Statements (Unaudited)

4

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations

13

Item 3.  Quantitative and Qualitative Disclosure

  About Market Risk

16

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A.  Risk Factors

17

Item 2.  Unregistered Sales of Equity Securities and

  Use of Proceeds

17

Item 3.  Defaults upon Senior Securities

17

Item 4.  Mine Safety Disclosures

17

Item 5.  Other Information

17

Item 6.  Exhibits

17

SIGNATURES

18

EF HUTTON AMERICA, INC.

Index to the Financial Statements

Page

Condensed Balance Sheet as of June 30, 2015 and December 31, 2014

4

Condensed Statement of Operations for the three and six months ended

   June 30, 2015

5

Condensed Statement of Cash Flows for the six months ended

   June 30, 2015

6

Notes to Condensed Financial Statements

7

EF HUTTON AMERICA, INC.

CONDENSED BALANCE SHEET

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current assets
Cash	$ 1,917	$ -
Due from shareholder	12,500	6,500
Total current assets	14,417	6,500
Other assets:
Loans Receivable	40,250	-
Accrued Interest Receivable	973	-
Goodwill	30,000	-
Brand assets	57,970,000	57,970,000
Total other assets	58,041,223	57,976,500
Total Assets	$58,055,640	$57,976,500

Liabilities and Stockholders' Equity
Current liabilities:
Advances from related parties	$46,418	$13,991
Advance from shareholder to be settled in stock	50,000	-
Due to Related Party	42,000	-
Accounts payable	29,145	-
Accrued expense to be settled in stock	124,000	-
Accrued expenses	12,070	15,530
Total current liabilities	303,633	29,521
Total liabilities	179,633	29,521

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 53,477,673 and 52,982,199 shares issued and outstanding, respectively	53,478	52,982
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	5,797
Additional paid-in capital	58,365,373	57,981,846
Accumulated deficit	(672,641)	(93,646)
Total stockholders' equity	57,752,007	57,946,979
Total liabilities and stockholders' equity	$58,055,640	$57,976,500

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses
Professional fees	$ 36,913	$ -	$ 50,692	$ -
Rent Expenses	1,350	-	1,755	-
Selling and Marketing	-	-	5,000	-
Stock-based compensation	180,000	-	462,023	-
General and administrative	25,772	-	60,497	-
Total operating expenses	244,035	-	579,967	-

Other Income
Interest income	(973)	-	(973)	-
Net other income	(973)	-	(973)	-
Loss from continuing operations (net of tax)	$ (243,062)	$ -	$ (578,994)	$ -
Discontinued operations:
Loss on discontinued operations (net of tax)	-	(73,258)	-	(92,251)

Net loss from continuing operations	$ (243,062)	$ -	$ (578,994)	$ -
Net loss from discontinued operations	$ -	$ (73,258)	$ -	$ -

Basic and diluted loss per common share
Loss from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	53,143,095	800,000	53,143,095	800,000

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578,994)	$ (92,251)

Non-Cash Adjustments:
Stock-based compensation	462,023	-
Changes in operating assets and liabilities:
Accounts payable	29,145	-
Due to related party	42,000	-
Accrued expenses	(4,424)	-
Net cash used in operating activities - continuing operations	$ (19,287)	$ -
Net cash used in operating activities - discontinued operations	$ -	$ (40,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	$ -	$ (459)
Acquisition of intangible assets	-	(12,000)
Increase in restricted cash reserves	-	(4,788)
Net cash used in investing activities - continuing operations	$ -	$ -
Net cash used in investing activities - discontinued operations	$ -	$ (17,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash	$ 16,000	$ -
Advances from related parties	32,427	-
Advances from shareholder to be settled in stock	50,000	-
Due from shareholder	(6,000)	-
Loan receivable	(40,250)	-
Debt issuance costs	-	(3,000)
Convertible note payable	-	53,000
Convertible note payable, related party	-	15,000
Net cash provided by financing activities - continuing operations	$ 51,204	$ -
Net cash provided by financing activities - discontinued operations	$ -	$ 65,000

Net increase (decrease) in cash - continuing operations	1,917	-
Net increase (decrease) in cash - discontinued operations	-	6,762

Cash - beginning of period - continuing operations	-	-
Cash - beginning of period - discontinued operations	-	16,913

Cash - end of period - continuing operations	$ 1,917	$ -
Cash - end of period - discontinued operations	$ -	$ 23,687

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in registered investment advisor acquisition	$30,000	$ -

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to condensed financial statements.

EF Hutton America, Inc.

Notes to Condensed Financial Statements

Note 1 – Nature of Operations

Nature of Operations

EF Hutton America, Inc. (the “Company”) was incorporated in the State of Colorado on March 8, 2007 under the name of Twentyfour/seven Ventures, Inc.  The name of the Company was changed to EFH Group, Inc. on October 28, 2014.  Effective April 24, 2015, the name of the Company was changed to EF Hutton America, Inc.

EF Hutton Financial Corp., a wholly owned subsidiary of the registrant, operates an internet marketplace that connects consumers with a network of financial providers across a range of financial products and services, including, but not limited to insurance, tax, real estate and financial planning.  The marketplace, Gateway, connects consumers with a wide range of financial providers and solutions.  Gateway provides a viable choice for consumers by eliminating barriers that impede consumers from using independent providers, primarily through marketing to raise awareness of the independent sector and by standardizing and streamlining the process of selecting and engaging independent financial professionals.  Financial providers who register with Gateway benefit by generating new client relationships.  In addition to operating Gateway, our subsidiary intends to offer specialty financial services through its institution division.

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation (“EFH Wyoming”).  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.  Prior to the purchase, the Company engaged an independent expert to appraise the assets.  Based on the fair value, the assets will be held on the balance sheet at value of $57,970,000.  The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

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

June 30, 2015

Tax at federal statutory rate (15%)

$             -

State income tax (5%)

-

Book/tax permanent differences:

  Expense estimates

(454,994)

Net operating loss carryforward

-

Total Deferred Tax Asset

$  68,249

Reserve for Deferred Tax Asset

   (68,249)

   Deferred tax asset, net

-

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

The Company’s financial instruments primarily consist of cash, accounts payable, accrued expenses and advances and amounts due to related parties.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash, accounts receivable, prepaid rent, customer deposits held, accounts and income taxes payable, accrued liabilities, customer deposits owed and deferred purchase agreement approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of its advances and amounts due to related partis approximates fair value as of the condensed balance sheets dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates.

Note 6 – Intangible Assets

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation.  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.

Based on the fair value, the assets will be held on the balance sheet at value of $57,970,000.  The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

On May 6, 2015, the Company acquired a registered investment advisor with no material assets or liabilities.  Pursuant to the acquisition, the Company issued 37,500 common shares valued at $30,000.

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

On Feb 2, 2015, the Company issued 11,034 common shares as stock based compensation for services valued at $8,055.

On March 17, 2015, the Company issued 26,940 common shares as stock based compensation for services valued at $9,968.

On March 24, 2015, the Company issued 100,000 common shares each to Messrs. Christopher Daniels and Stanley Hutton, officers and directors of the Company, with an aggregate value of $160,000.

On May 6, 2015, the Company issued 37,500 common shares valued at $30,000 for the acquisition of a registered investment advisor with no material assets or liabilities.

On June 12, 2015, the Company issued 20,000 common shares for cash at $16,000.

On June 18, 2015, the Company issued 200,000 common shares to Craig Marchek for services valued at $80,000.

Note 8 – Related Party Transactions

Stanley Hutton Rumbough, a director of the registrant, advanced the registrant $18,367 during the six months ended June 30, 2015.  The advance is repayable upon demand and is without interest.

Additionally, during the six months ended June 30, 2015, Mr. Rumbough purchased 120,000 common shares for $50,000.  The common shares have not yet been issued.

Christopher Daniels, an officer and director of the registrant, advanced the registrant $7,960 during the six months ended June 30, 2015.  The advance is repayable upon demand and is without interest.

John Daniels, a director of the registrant, advanced the registrant $100 during the six months ended June 30, 2015.  The advance is repayable upon demand and is without interest.

On April 28, 2015, the Company authorized the issuance of 200,000 common shares to John Daniels, a director of the Company, with an aggregate value of $124,000.   The common shares have not yet been issued.

EFH Group Inc., a Wyoming corporation, the majority shareholder of the registrant, advanced the registrant $13,991 during the year ended December 31, 2014.  The advance is repayable upon demand and is without interest.

For the six months ended June 30, 2015, the Company incurred expenses of $42,000 due to Impacct, LLC, an entity controlled by Lance Diamond, an officer of the Company.

On March 24, 2015, the Company issued 100,000 common shares each to Messrs. Christopher Daniels and Stanley Hutton, officers and directors of the Company, with an aggregate value of $160,000.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued of September 21, 2015, and determined that there are no other reportable subsequent events.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On November 25, 2014, the registrant purchased certain assets of EFH Wyoming.  The assets consisted of various trademarks and license rights, rights to computer programming code and other intellectual property.   The registrant issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.  On April 17, 2015, the registrant entered into an addendum to the Asset Purchase Agreement dated November 25, 2014.  As a result of the addendum, the registrant paid $12,000 to the Liberty Ventures, Inc. due to a delay in meeting its contingent obligations under the agreement.  The contingent obligations have not been completely met.

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

Capital and Source of Liquidity:

Investing activities.   For the six months ended June 30, 2015, we issued common stock valued at $30,000 for a license acquisition resulting in net cash used in investing activities – continuing operations of $30,000.

Financing Activities.   For the six months ended June 30, 2015, we sold common stock for $16,000, received advances from related parties of $82,427 and had $(6,000) due from a shareholder.   Additionally, we had a loan receivable from partial satisfaction of our contingent obligations under the Asset Purchase Agreement of $40,250 and accrued interest of $973 for the six months ended June 30, 2015. As a result, for the six months ended June 30, 2015, we had net cash provided by financing activities of $51,204.

Results of Operations:

For the three months ended June 30, 2015, we did not receive any revenues.  We incurred professional fees of $36,913 and rent expense of $1,350.  General and administrative expenses were $25,772 for the three months ended June 30, 2015 and we incurred stock-based compensation valued at $180,000.   The general and administrative expenses for the three months ended June 30, 2015 consisted of travel and lodging of $3,246, office services and supplies of $1,489, dues and subscriptions of $2,594 and communication costs of $1,298, bank and administrative fees of $2,341 and computer and internet costs of $626. As a result, the registrant had net loss from continuing operations of $(223,062) for the three months ended June 30, 2015.

For the six months ended June 30, 2015, we did not receive any revenues.  We incurred professional fees of $50,692 and rent expense of $1,755.  We incurred selling and marketing expenses of $5,000 for that same period.  General and administrative expenses were $60,497 for the six months ended June 30, 2015 and we incurred stock-based compensation valued at $338,023.    The general and administrative expenses consisted of software and hosting fee of $12,600, outsourced partners costs of $15,000, meals and entertainment of $1,500, travel and lodging of $3,996, office services and supplies of $2,939, dues and subscriptions of $5,014, communication costs of $1,298, bank and administrative fees of $2,341 and computer and internet costs of $626. As a result, the registrant had net loss from continuing operations of $(454,994) for the six months ended June 30, 2015.

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

Fair value

The registrant has adopted the guidance of ASC 820, “Fair Value Measurement” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

ASC 825, “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The registrant has not elected to apply the fair value option to any outstanding instruments.

The registrant’s financial instruments primarily consist of cash, accounts payable, accrued expenses and advances and amounts due to related parties.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash, accounts receivable, prepaid rent, customer deposits held, accounts and income taxes payable, accrued liabilities, customer deposits owed and deferred purchase agreement approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of its advances and amounts due to related parties approximates fair value as of the condensed balance sheets dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates.

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

Item 4.  Controls and Procedures

During the three months ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of June 30, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: September 21, 2015

EF HUTTON AMERICA, INC.

By:  /s/Christopher Daniels

Christopher Daniels

Chief Executive Officer

By:  /s/Lance Diamond

Lance Diamond

Chief Financial Officer

18