Form 10-Q
period 2015-09-30
EF Hutton America, Inc.
filed 2015-11-23
CIK 1565700

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

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

The number of outstanding shares of the registrant's common stock as of November 23, 2015: 53,709,673

EF HUTTON AMERICA, INC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

EF HUTTON AMERICA, INC.

CONDENSED BALANCE SHEET

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current assets
Cash	$ 3	$ -
Due from shareholder	12,500	6,500
Total current assets	12,503	6,500
Other assets:
Loans Receivable	45,250	-
Accrued Interest Receivable	2,542	-
Goodwill	30,000	-
Brand assets	57,970,000	57,970,000
Total other assets	58,047,792	57,976,500
Total Assets	$58,060,295	$57,976,500

Liabilities and Stockholders' Equity
Current liabilities:
Advances from related parties	$75,851	$13,991
Advance from shareholder to be settled in stock	50,000	-
Due to related party	69,000	-
Accounts payable	31,884	-
Accrued expense to be settled in stock	124,000	-
Accrued expenses	12,070	15,530
Total current liabilities	362,805	29,521

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 53,709,673 and 52,982,199 shares issued and outstanding, respectively	53,710	52,982
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	5,797
Additional paid-in capital	58,549,741	57,981,846
Accumulated deficit	(911,758)	(93,646)
Total stockholders' equity	57,697,490	57,946,979
Total liabilities and stockholders' equity	$58,060,295	$57,976,500

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses
Professional fees	$ 42,846	$ -	$ 93,538	$ -
Rent Expenses	1,350	-	3,105	-
Selling and Marketing	-	-	5,000	-
Stock-based compensation	160,000	-	622,023	-
General and administrative	36,492	-	96,989	-
Total operating expenses	244,035	-	820,655	-

Other Income
Interest income	(1,570)	-	(2,543)	-
Net other income	(1,570)	-	(2,543)	-
Loss from continuing operations (net of tax)	$ (239,118)	$ -	$(818,112)	$ -
Discontinued operations:
Loss on discontinued operations (net of tax)	-	(62,255)	-	(154,506)

Net loss from continuing operations	$ (239,118)	$ -	$(818,112)	$ -
Net loss from discontinued operations	$ -	$ (62,255)	$ -	$(154,506)

Basic and diluted loss per common share
Loss from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	53,624,760	800,000	53,143,095	800,000

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (818,112)	$(154,506)

Non-Cash Adjustments:
Stock-based compensation	622,023	-
Changes in operating assets and liabilities:
Accounts payable	31,884	-
Due to related party	69,000	-
Accrued interest receivable Accrued expenses	(2,542) (3,460)	- -
Net cash used in operating activities - continuing operations	$ (101,207)	$ -
Net cash used in operating activities - discontinued operations	$ -	$ (44,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	$ -	$ (459)
Loan receivable	(45,250)	-
Acquisition of intangible assets	-	(18,000)
Increase in restricted cash reserves	-	(29,460)
Net cash used in investing activities - continuing operations	$ (45,250)	$ -
Net cash used in investing activities - discontinued operations	$ -	$ (47,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash	$ 40,600	$ -
Advances from related parties	61,860	-
Advances from shareholder to be settled in stock	50,000	-
Due from shareholder	(6,000)	-
Debt issuance costs	-	(5,500)
Convertible note payable	-	95,500
Convertible note payable, related party	-	7,000
Net cash provided by financing activities - continuing operations	$ 146,460	$ -
Net cash provided by financing activities - discontinued operations	$ -	$ 97,000

Net increase (decrease) in cash - continuing operations	3	-
Net increase (decrease) in cash - discontinued operations	-	4,878

Cash - beginning of period - continuing operations	-	-
Cash - beginning of period - discontinued operations	-	16,913

Cash - end of period - continuing operations	$ 3	$ -
Cash - end of period - discontinued operations	$ -	$ 21,791

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in registered investment advisor acquisition	$30,000	$ -

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Income taxes at federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

September 30, 2015

Net operating loss carryforward

-

Total Deferred Tax Asset

$  78,436

Reserve for Deferred Tax Asset

   (78,436)

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

The Company’s financial instruments primarily consist of cash, due from shareholder, receivables, accounts payable, accrued expenses and advances and amounts due to related parties.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash, accounts receivable, prepaid rent, customer deposits held, accounts and income taxes payable, accrued liabilities, customer deposits owed and deferred purchase agreement approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of its advances and amounts due to related partis approximates fair value as of the condensed balance sheets dates presented, because interest rates on these instruments approximate market interest rates after consideration of stated interest rates.

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

On July 31, 2015, the Company issued 200,000 common shares to Dennis White for services valued at $160,000.

On August 5, 2015, the Company issued 12,000 common shares to Frederick P. Ziwot for cash of $9,600.

On August 28, 2015, the Company issued 20,000 common shares to Barbara Portman for cash of $15,000.

Note 8 – Related Party Transactions

Stanley Hutton Rumbough, a director of the registrant, advanced the registrant $18,367 during the six months ended September 30, 2015.  The advance is repayable upon demand and is without interest.

Additionally, during the six months ended September 30, 2015, Mr. Rumbough purchased 120,000 common shares for $50,000.  The common shares have not yet been issued.

Christopher Daniels, an officer and director of the registrant, advanced the registrant $7,960 during the six months ended September 30, 2015.  The advance is repayable upon demand and is without interest.

John Daniels, a director of the registrant, advanced the registrant $100 during the six months ended September 30, 2015.  The advance is repayable upon demand and is without interest.

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

For the six months ended March 31, 2015, the Company incurred expenses of $42,000 due to Impacct, LLC, an entity controlled by Lance Diamond, an officer of the Company.

On March 24, 2015, the Company issued 100,000 common shares each to Messrs. Christopher Daniels and Stanley Hutton, officers and directors of the Company, with an aggregate value of $160,000.

On June 18, 2015, the Company issued 200,000 common shares to Craig Marchek, a director of the Company for services valued at $80,000.

On July 31, 2015, the Company issued 200,000 common shares to Dennis White, a director of the Company for services valued at $160,000.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued of November 20, 2015, and determined that there are no other reportable subsequent events.

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

Capital and Source of Liquidity:

Investing activities.   For the nine months ended September 30, 2015, we had a loan receivable from partial satisfaction of our contingent obligations under the Asset Purchase Agreement of $45,250, resulting in net cash used in investing activities – continuing operations of $45,250.

Financing Activities.   For the nine months ended September 30, 2015, we sold common stock for $40,600, received advances from related parties of $111,860 and had $(6,000) due from a shareholder.  As a result, for the nine months ended September 30, 2015, we had net cash provided by financing activities of $146,460.

For the nine months ended September 30, 2015, we issued common stock valued at $30,000 for a license acquisition.

Results of Operations:

For the three months ended September 30, 2015, we did not receive any revenues.  We incurred professional fees of $42,846 and rent expense of $1,350.  General and administrative expenses were $36,492 for the three months ended September 30, 2015 and we incurred stock-based compensation valued at $160,000.   The general and administrative expenses for the three months ended September 30, 2015 consisted of outsourced partners costs of $27,000, travel and lodging of $2,126, office services and supplies of $2,440, dues and subscriptions of $1,124, communication costs of $796, bank and administrative fees of $372, computer and internet costs of $2,291 and miscellaneous costs of $341. As a result, the registrant had net loss from continuing operations of $(239,118) for the three months ended September 30, 2015.

For the nine months ended September 30, 2015, we did not receive any revenues.  We incurred professional fees of $93,538 and rent expense of $3,105.  We incurred selling and marketing expenses of $5,000 for that same period.  General and administrative expenses were $96,989 for the nine months ended September 30, 2015 and we incurred stock-based compensation valued at $622,023.   The general and administrative expenses consisted of software and hosting fee of $12,600, outsourced partners costs of $57,000, meals and entertainment of $1,664, travel and lodging of $6,122, office services and supplies of $5,380, dues and subscriptions of $6,137, communication costs of $2,094, bank and administrative fees of $2,713, computer and internet costs of $2,918 and miscellaneous costs of $361. As a result, the registrant had net loss from continuing operations of $(818,112) for the nine months ended September 30, 2015.

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

Item 4.  Controls and Procedures

During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of September 30, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 23, 2015

EF HUTTON AMERICA, INC.

By:  /s/Christopher Daniels

Christopher Daniels

Chief Executive Officer

By:  /s/Lance Diamond

Lance Diamond

Chief Financial Officer