Form 10-K/A
period 2014-12-31
EF Hutton America, Inc.
filed 2016-02-18
CIK 1565700

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

EXPLANATORY NOTE

This Amendment No. 5 on Form 10-K/A, which amends and restates items identified below with respect to the Form 10-K, filed by the registrant with the Securities and Exchange Commission on April 15, 2015 and amended on August 28, 2015, September 1, 2015, September 21, 2015 and November 18, 2015 , has been filed to include restated Consolidated Financial Statements, as described in Note 11 to the Consolidated Financial Statements.

Except as described above, and in prior amendments , no other changes have been made to the Original Filing and subsequent amendments.  This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the registrant’s other filings with the SEC subsequent to the Original Form 10-K.

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

/s/ Michael F. Albanese

Michael F. Albanese, CPA

Parsippany, New Jersey

August 14, 2015, except for the Discontinued Operations and Intangible Asset in Note 8 and Note 11 as to which the date is November 9, 2015 and except for Intangible Assets and Additional Paid-In Capital in Notes 1, 6 and 11 as to which the date is February 17, 2016.

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

CUTLER & CO., LLC

Arvada, Colorado

April 2, 2014, except for the Discontinued Operations in Note 8 as to which the date is November 9, 2015.

12191 W. 64th Avenue, Suite 205B, Arvada Colorado 80004 – Phone: 303-968-3281 – Fax: 303-456-7488 – www.cutlercpas.com

EF HUTTON AMERICA, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2014		December 13, 2013
Assets	(Restated)
Current assets
Due from shareholder	$ 6,500	$ -
Total current assets	6,500	-
Other assets:
Brand assets	10,025,000	-
Total other assets	10,025,000	-
Assets from Discontinued Operations	-	339,515
Total Assets	$ 10,031,500	$ 339,515

Liabilities and Stockholders' Equity

Current liabilities:
Advances from related party	$ 13,991	$ -
Accrued expenses	15,530	-
Total current liabilities	29,521	-
Liabilities from Discontinued Operations	-	213,431
Total liabilities	29,521	213,431

Stockholders' equity:

Common stock, $0.001 par value; 90,000,000 shares authorized; 52,982,199 and 809,199 shares issued and outstanding, respectively	52,982	809
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	-
Additional paid-in capital	10,036,846	82,400
Accumulated deficit	(93,646)	42,875
Total stockholders' equity	10,001,979	126,084

Total Liabilities and Stockholders' Equity	$ 10,031,500	$ 339,515

See accompanying notes to consolidated financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Restated)
Operating expenses
General and administrative	$ 23,021	$ -
Total operating expenses	23,021	-

Loss from continued operations	(23,021)	-
Discontinued operations:
Net Income (Loss) from discontinued operations	(113,500)	7,097
Net income (loss)	$ (136,521)	7,097

Basic and diluted loss per common share
Loss from continuing operations	(0.00)	-
Loss from discontinued operations	(0.00)	(0.01)
Net loss per share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding - basic and diluted	6,524,985	809,199

See accompanying notes to consolidated financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Class B Common Stock		Additional Paid In	Retained Earnings/ Accumulated	Total Stockholder'
	Shares (1)	Amount (1)	Shares	Amount	Capital (1)	Deficit	Equity
Balances at December 31, 2012	809,199	$809	-	-	$82,400	35,778	$118,987
Net income for the year	-	-	-	-	-	7,097	7,097
Balances at December 31, 2013	809,199	$809	-	-	$82,400	$42,875	$126,084
Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	9,967,030	-	10,025,000
Spin off Subsidiary					(12,584)	-	(12,584)
Net loss for the period	-	-	-	-	-	(136,521)	(136,521)

Balances at December 31, 2014 (restated)	52,982,199	52,982	5,797,000	5,797	10,036,846	(93,646)	10,001,979

(1)

As retrospectively restated for the 1: 100 stock split completed effective November 20 2014.

See accompanying notes to consolidated financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)	$ (136,521)	$ 7,097

Changes in operating assets and liabilities:
Accounts receivable	-
Accrued expenses	15,530
Net Cash used by operating activities – continuing operations	(7,491)
Net Cash used by operating activities – discontinued operations	(113,500)	(11,572)
Net Cash Flow used by operating activities	(120,991)	(4,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used for) investing activities – continuing operations	-
Net cash provided by (used for) investing activities – discontinued operations	-	(42,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	13,991	-
Due from shareholder	(6,500)	-
Net Cash Provided By Financing Activities – continuing operations	7,491	-
Net Cash Provided By Financing Activities – discontinued operations	-	33,000

Net increase (decrease) in cash – continuing operations	-	-
Net increase (decrease) in cash – discontinued operations	-	(13,904)

Cash – Beginning of Period – continuing operations	-	-
Cash - Beginning of Period – discontinued operations	-	30,817

Cash - End of Period – discontinued operations	$ -	$ 16,913

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of intangible assets in exchange for common shares and Class B common shares	10,025,000

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

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

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation (“EFH Wyoming”).  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.   The purchase has been deemed an affiliate transaction under generally accepted accounting principles (“GAAP”) and, as such, the assets will be held on the balance sheet at the seller’s carrying value as of November 25, 2014 of $10,025,000.  The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

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

The purchase has been deemed under GAAP to be an affiliate transaction and, therefore, the assets will be held on the balance sheet at the seller’s carrying value of $10,025,000.   The Company issued a total of 52,173,000 restricted voting common shares and 5,797,000 restricted non-voting Class B common shares as consideration for the EFH Wyoming asset purchase.

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

	2014	2013
Revenue	$548,471	$512,710
Cost of revenue	378,139	343,334
Gross profit	--	169,376

Selling, general and administrative expenses	229,348	154,853

Income (loss) from operations	59,016	14,523

Other Income (expense)	(115,600)	(6,396)

Income (loss) before provision for income taxes	(174,616)	8,127
Total benefit (provision) for tax	61,116	(1,030)

Net income (loss)	$(113,500)	$7,097

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

Note 11 - Restatement

The Company has restated its financial statements for the year ended December 31, 2014 to include certain typographical corrections that were not previously included in an electronic version originally filed on April 15, 2015. The table below summarizes the impact of the restatement described above:

Except from 2014 Consolidated Balance Sheets:	As Restated	As Originally Reported
	2014	2014
Advance from shareholder	6,500	6,500
Brand Assets	10,025,000	157,500,000
Assets from Discontinued Operations
Advance from related party	13,991	13,991
Accrued Expenses	15,530	15,530
Common Stock	52,982	52,982
Class B Common Sto c k	5,797	5,797
Additional Paid in Capital	10,036,846	157,441,221
Accumulated Deficit	(93,646)	(23,021)

Excerpt from 2014 Statement of Operations

Operating Expenses	23,021	23,021
Income (Loss) from operations	-	(23,021)
Loss from Continued Operations	(23,021)	(113,500)
Net Income (Loss)	(136,521)	(23,021)
Net Income (loss) on discontinued operations	-
Excerpt from 2014 Consolidated Statement of Cash Flows
Net gain (loss)	(136,521)	(23,021)
Accrued Expenses	15,530	15,530
Net cash used by operating activities - continuing operations	(7,491)	-
Net cash used by operating activities - discontinued operations	(113,500)	-
Net Cash Used in operating activities		(7,491)
Advance from related party	13,991	13,991
Due from Shareholder	(6,500)	(6,500)

Net cash used by financing activities - continuing operations	7,491
Net Cash provided by (used for) financing activities		7,491
Net Increase (decrease) in cash - continuing operations	-

Excerpt from 2014 Statement of Stockholders’ Equity		AS RESTATED
EF HUTTON AMERICA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock			Additional Paid In	Retained Earnings/ Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2012	809,199	$809			$82,400	35,778	$118,987
Net income (loss) for the year	-	-			-	7,097	7,097
Balances at December 31, 2013	809,199	$809	-	-	$82,400	$42,875	$126,084
Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	9,967,030	-	10,025,000
Spin off Subsidiary					(12,584)	-	(12,584)
Net loss for the period	-	-	-	-	-	(136,521)	(136,521)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	10,036,846	(93,646)	10,001,070
AS REPORTED
EF HUTTON AMERICA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock			Additional Paid In	Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at November 24, 2014	809,199	809	-	-	(809)	-	-

Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	10,025,000	-	10,025,000
Net loss for the period	-	-	-	-	-	(23,021)	(23,021)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	10,024,191	(23,021)	10,001,979

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

By:  /s/Christopher Daniels                                  Dated: February 18, 2016

           Christopher Daniels

           Chief Executive Officer/Director

By:  /s/Lance Diamond                                        Dated: February 18, 2016

           Lance Diamond

           CFO/Controller

By:  /s/Stanley Hutton Rumbough

  Dated:  February 18, 2016

           Stanley  Hutton Rumbough

           Chairman of the Board

By:  /s/Dennis White                                           Dated: February 18, 2016

           Dennis White

           Director

By: /s/Craig Marshak

  Dated:  February 18, 2016

Craig Marshak

Director