Form 10-K/A
period 2014-12-31
EF Hutton America, Inc.
filed 2016-03-02
CIK 1565700

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 2, 2016, the registrant’s authorized capitalization consisted of 90,000,000 common shares, par value $0.001, of which 53,709,673 common shares were issued and outstanding, and 10,000,000 Class B common shares, par value $0.001 of which 5,797,000 Class B common shares were issued and outstanding.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This amendment to the Form 10-K for the year ended December 31, 2014, as originally filed on April 15, 2015 and subsequently amended, is being filed solely to restate the carrying value of the assets acquired on November 25, 2014 to reflect the seller’s carrying value because the transaction is deemed an affiliate transaction.

Except as described above, and in prior amendments, no other changes have been made to the original filing and subsequent amendments.  This amendment continues to speak as of the date of the original filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the original filing. Accordingly, this amendment should be read in conjunction with the original Form 10-K and the registrant’s other filings with the SEC subsequent to filing of the original Form 10-K.

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

/s/ Michael F. Albanese

Michael F. Albanese, CPA

Parsippany, New Jersey

August 14, 2015, except for the Discontinued Operations and Intangible Asset in Note 8 and Note 11 as to which the date is November 9, 2015 and except for Intangible Asset and Additional Paid-In-Capital in Notes 1, 6 and 11 as to which the date is February 17 and 26, 2016.

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

Note 6 – Intangible Assets

On November 25, 2014, the Company purchased certain assets from EFH Group, Inc., a Wyoming corporation.  The license to use the EF Hutton name was the only material asset purchased.  This license has an indefinite useful life.

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

Note 11 - Restatement

The Company has restated its financial statements for the year ended December 31, 2014 to restate the carrying value of the assets acquired on November 25, 2014 to reflect the seller's carrying value because the transaction has been deemed an affiliate transaction. The table below summarizes the impact of the restatement described above :

Except from 2014 Consolidated Balance Sheets:	As Restated	As Originally Reported
	2014	2014
Advance from shareholder	6,500	6,500
Brand Assets	10,025,000	157,500,000
Assets from Discontinued Operations
Advance from related party	13,991	13,991
Accrued Expenses	15,530	15,530
Common Stock	52,982	52,982
Class B Common Stock	5,797	5,797
Additional Paid in Capital	10,036,846	157,441,221
Accumulated Deficit	(93,646)	(23,021)

Excerpt from 2014 Statement of Operations

Operating Expenses	23,021	23,021
Income (Loss) from operations	-	(23,021)
Loss from Continued Operations	(23,021)	(113,500)
Net Income (Loss)	(136,521)	(23,021)
Net Income (loss) on discontinued operations	-
Excerpt from 2014 Consolidated Statement of Cash Flows
Net gain (loss)	(136,521)	(23,021)
Accrued Expenses	15,530	15,530
Net cash used by operating activities - continuing operations	(7,491)	-
Net cash used by operating activities - discontinued operations	(113,500)	-
Net Cash Used in operating activities		(7,491)
Advance from related party	13,991	13,991
Due from Shareholder	(6,500)	(6,500)

Net cash used by financing activities - continuing operations	7,491
Net Cash provided by (used for) financing activities		7,491
Net Increase (decrease) in cash - continuing operations	-

Excerpt from 2014 Statement of Stockholders’ Equity		AS RESTATED
EF HUTTON AMERICA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock			Additional Paid In	Retained Earnings/ Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2012	809,199	$809			$82,400	35,778	$118,987
Net income (loss) for the year	-	-			-	7,097	7,097
Balances at December 31, 2013	809,199	$809	-	-	$82,400	$42,875	$126,084
Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	9,967,030	-	10,025,000
Spin off Subsidiary					(12,584)	-	(12,584)
Net loss for the period	-	-	-	-	-	(136,521)	(136,521)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	10,036,846	(93,646)	10,001,070
AS REPORTED
EF HUTTON AMERICA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock			Additional Paid In	Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at November 24, 2014	809,199	809	-	-	(809)	-	-

Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	10,025,000	-	10,025,000
Net loss for the period	-	-	-	-	-	(23,021)	(23,021)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	10,024,191	(23,021)	10,001,979

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

By:  /s/Christopher Daniels                                  Dated: March 2, 2016

           Christopher Daniels

           Chief Executive Officer/Director

By:  /s/Lance Diamond                                        Dated: March 2, 2016

           Lance Diamond

           CFO/Controller

By:  /s/Stanley Hutton Rumbough

  Dated:  March 2, 2016

           Stanley  Hutton Rumbough

           Chairman of the Board

By:  /s/Dennis White                                            Dated: March 2, 2016

           Dennis White

           Director

By: /s/Craig Marshak

  Dated:  March 2, 2016

Craig Marshak

Director