Form 10-Q/A
period 2015-03-31
EF Hutton America, Inc.
filed 2016-04-01
CIK 1565700

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

The number of outstanding shares of the registrant's common stock as of April 1, 2016: 53,709,673

Explanatory Note

This amendment to the EF Hutton America, Inc. Form 10-Q, as originally filed on May 21, 2015 and subsequently amended thereafter, is being filed to restate the carrying value of the assets acquired on November 25, 2014 to reflect the seller’s carrying value because the transaction was deemed an affiliate transaction. No other changes have been made to this document.

EF HUTTON AMERICA, INC.

FORM 10-Q /A

For the Three Months Ended March 31, 2015

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.  Financial Statements (Unaudited)

4

Item 2.  Management's Discussion and Analysis of

  Financial Condition and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosure

  About Market Risk

14

Item 4.  Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

16

Item 1A.  Risk Factors

16

Item 2.  Unregistered Sales of Equity Securities and

  Use of Proceeds

16

Item 3.  Defaults upon Senior Securities

16

Item 4.  Mine Safety Disclosures

16

Item 5.  Other Information

16

Item 6.  Exhibits

16

SIGNATURES

17

EF HUTTON AMERICA, INC.

CONDENSED BALANCE SHEET

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Due from shareholder	$ 11,500	$ 6,500
Total current assets	11,500	6,500
Other assets:
Brand assets	10,025,000	10,025,000
Total other assets	10,025,000	10,025,000
Total Assets	$ 10,036,500	$ 10,031,500

Liabilities and Stockholders' Equity

Current liabilities:
Advances from related parties	$ 34,418	$ 13,991
Due to related party	27 ,000	-
Accounts payable	14,943	-
Accrued expenses	12,070	15,530
Total current liabilities	88,431	29,521
Total liabilities	88,431	29,521

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value; 90,00,000 shares authorized; 53,220,173 and 52,981,199 shares issued and outstanding, respectively	53,220	52,982
Class B common stock, $0.001 par value; 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	5,797
Additional paid-in capital	10,214,630	10,036,846
Accumulated deficit	(325,578)	(93,646)
Total stockholders' equity	9,948,069	10,001,979
Total Liabilities and Stockholders' Equity	$ 10,036,500	$ 10,031,500

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2015
Operating Expenses
Professional Fees	$ -	$ 13,779
Stock Based Compensation	-	178,023
Rent Expenses	-	405
Selling and Marketing	-	5,000
General and administrative	-	34,725
Total operating expenses	-	231,932
Loss from continuing operations	-	(231,932)

Discontinued operations:
Gain (loss) on discontinued operations (net of tax)	(18,993)	-
Net loss from continuing operations	$ -	$ (231,932)
Net loss from discontinued operations	$ (18,993)	$ -

Basic and diluted loss per common share
Loss from continuing operations	(0.00)	(0.00)
Loss from discontinued operations	(0.00)	(0.00)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	6,524,985	53,011,578

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,993)	$(231,932)

Non Cash Adjustments:
Stock Based Compensation	-	178,023
Changes in operating assets and liabilities:
Accounts payable	-	14,943
Due to related party	-	27,000
Accrued expenses	-	(3,461)
Net cash used by operating activities - continuing operations	$ -	$(15,427)
Net cash used by operating activities - discontinued operations	$(10,849)	$ -

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	$ (459)	$ -
Restricted cash reserves	3,862	-
Net cash provided by investing activities	$ 3,403	$ -

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	$ -	$ 20,427
Due from shareholder	-	(5,000)
Net cash provided by financing activities - continuing operations	$ -	$ 15,427
Net cash provided by financing activities - discontinued operations	$ 15,000	$ -

Net increase (decrease) in cash - continuing operations	-	-
Net increase (decrease) in cash - discontinued operations	7,554	-

Cash - beginning of period - continuing operations	-	-
Cash - beginning of period - discontinued operations	16,913	-

Cash - end of period - continuing operations	-	-
Cash - end of period - discontinued operations	$ 24,467	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

On November 25, 2014, the Company purchased certain assets of EFH Group, Inc., a Wyoming corporation (“EFH Wyoming”).  The assets consist of various trademarks and license rights, rights to computer programming code and other intellectual property.   The purchase of the assets was deemed under Generally Accepted Accounting Principles (“GAAP”) to be an affiliate transaction and, as such, the assets are carried at the seller’s carrying value of $10,025,000 .  The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

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

The purchase of the assets was deemed under GAAP to be an affiliate transaction and, as such, the assets are carried at the seller’s carrying value of $10,025,000.   The Company issued a total of 52,173,000 restricted common shares and 5,797,000 restricted Class B common shares as consideration for the EFH Wyoming asset purchase.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of March 31, 2015, to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: April 1, 2016

EF HUTTON AMERICA, INC.

By:  /s/Christopher Daniels

Christopher Daniels

Chief Executive Officer

By:  /s/Lance Diamond

Lance Diamond

Chief Financial Officer

17