Form 10-Q/A
period 2015-06-30
EF Hutton America, Inc.
filed 2016-04-01
CIK 1565700

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

Explanatory Note

This amendment to the Form 10-Q, as originally filed on September 21, 2015, is being filed solely to restate the carrying value of the assets acquired on November 25, 2014 to reflect the seller’s carrying value because the transaction is deemed an affiliate transaction.   No other changes have been made to the document.

EF HUTTON AMERICA, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2015

INDEX

PART I – FINANCIAL INFORMATION

Page

Item 1.  Financial Statements (Unaudited)

4

Item 2.  Management's Discussion and Analysis of

  Financial Condition and Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosure

  About Market Risk

17

Item 4.  Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

19

Item 1A.  Risk Factors

19

Item 2.  Unregistered Sales of Equity Securities and

  Use of Proceeds

19

Item 3.  Defaults upon Senior Securities

19

Item 4.  Mine Safety Disclosures

19

Item 5.  Other Information

19

Item 6.  Exhibits

19

SIGNATURES

20

EF HUTTON AMERICA, INC.

CONDENSED BALANCE SHEET

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current assets
Cash	$ 1,917	$ -
Due from shareholder	12,500	6,500
Total current assets	14,417	6,500
Other assets:
Loans Receivable	40,250	-
Accrued Interest Receivable	973	-
Goodwill	30,000	-
Brand assets	10,025,000	10,025,000
Total other assets	10,096,223	10,025,000
Total Assets	$10,110,640	$10,031,500

Liabilities and Stockholders' Equity
Current liabilities:
Advances from related parties	$46,418	$13,991
Advance from shareholder to be settled in stock	50,000	-
Due to Related Party	42,000	-
Accounts payable	29,145	-
Accrued expense to be settled in stock	124,000	-
Accrued expenses	12,070	15,530
Total current liabilities	303,633	29,521
Total liabilities	303,633	29,521

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 53,477,673 and 52,982,199 shares issued and outstanding, respectively	53,478	52,982
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	5,797
Additional paid-in capital	10,420,373	10,036,846
Accumulated deficit	(672,641)	(93,646)
Total stockholders' equity	9,807,007	10,001,979
Total liabilities and stockholders' equity	$10,110,640	$10,031,500

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses
Professional fees	$ 36,913	$ -	$ 50,692	$ -
Rent Expenses	1,350	-	1,755	-
Selling and Marketing	-	-	5,000	-
Stock-based compensation	180,000	-	462,023	-
General and administrative	25,772	-	60,497	-
Total operating expenses	244,035	-	579,967	-

Other Income
Interest income	(973)	-	(973)	-
Net other income	(973)	-	(973)	-
Loss from continuing operations (net of tax)	$(243,062)	$ -	$(578,994)	$ -
Discontinued operations:
Loss on discontinued operations (net of tax)	-	(73,258)	-	(92,251)

Net loss from continuing operations	$(243,062)	$ -	$(578,994)	$ -
Net loss from discontinued operations	$ -	$ (73,258)	$ -	$ -

Basic and diluted loss per common share
Loss from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	53,143,095	800,000	53,143,095	800,000

See accompanying notes to condensed financial statements.

EF HUTTON AMERICA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578,994)	$(92,251)

Non-Cash Adjustments:
Stock-based compensation	462,023	-
Changes in operating assets and liabilities:
Accounts payable	29,145	-
Due to related party	42,000	-
Accrued expenses	(4,424)	-
Net cash used in operating activities - continuing operations	$(19,287)	$ -
Net cash used in operating activities - discontinued operations	$ -	$ (40,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	$ -	$ (459)
Acquisition of intangible assets	-	(12,000)
Increase in restricted cash reserves	-	(4,788)
Net cash used in investing activities - continuing operations	$ -	$ -
Net cash used in investing activities - discontinued operations	$ -	$ (17,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash	$ 16,000	$ -
Advances from related parties	32,427	-
Advances from shareholder to be settled in stock	50,000	-
Due from shareholder	(6,000)	-
Loan receivable	(40,250)	-
Debt issuance costs	-	(3,000)
Convertible note payable	-	53,000
Convertible note payable, related party	-	15,000
Net cash provided by financing activities - continuing operations	$ 51,204	$ -
Net cash provided by financing activities - discontinued operations	$ -	$ 65,000

Net increase (decrease) in cash - continuing operations	1,917	-
Net increase (decrease) in cash - discontinued operations	-	6,762

Cash - beginning of period - continuing operations	-	-
Cash - beginning of period - discontinued operations	-	16,913

Cash - end of period - continuing operations	$ 1,917	$ -
Cash - end of period - discontinued operations	$ -	$ 23,687

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in registered investment advisor acquisition	$30,000	$ -

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Note 9 – Subsequent Events

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued, and determined that there are no other reportable subsequent events.

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

PART II – OTHER INFORMATION

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