Form 10-Q/A
period 2015-09-30
EF Hutton America, Inc.
filed 2016-04-01
CIK 1565700

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

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed November 23, 2015, is being filed solely to restate the carrying value of the assets acquired on November 25, 2014 to reflect the seller’s carrying value because the transaction is deemed an affiliate transaction.  No other changes have been made to the document.

EF HUTTON AMERICA, INC.

FORM 10-Q /A

For the Three and Nine Months Ended September 30, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

EF HUTTON AMERICA, INC.

CONDENSED BALANCE SHEET

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Current assets
Cash	$ 3	$ -
Due from shareholder	12,500	6,500
Total current assets	12,503	6,500
Other assets:
Loans Receivable	45,250	-
Accrued Interest Receivable	2,542	-
Goodwill	30,000	-
Brand assets	10,025,000	10,025,000
Total other assets	10,102,792	10,025,000
Total Assets	$ 10,115,295	$ 10,031,500

Liabilities and Stockholders' Equity
Current liabilities:
Advances from related parties	$75,851	$13,991
Advance from shareholder to be settled in stock	50,000	-
Due to related party	69,000	-
Accounts payable	31,884	-
Accrued expense to be settled in stock	124,000	-
Accrued expenses	12,070	15,530
Total current liabilities	362,805	29,521

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 53,709,673 and 52,982,199 shares issued and outstanding, respectively	53,710	52,982
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	5,797
Additional paid-in capital	10,604,741	10,036,846
Accumulated deficit	(911,758)	(93,646)
Total stockholders' equity	9,752,490	10,001,979
Total liabilities and stockholders' equity	$ 10,115,295	$ 10,031,500

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

Income taxes at federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

September 30, 2015
Net operating loss carryforward	0
Total Deferred Tax Asset	$ 78,436
Reserve for Deferred Tax Asset	(78,436)
Deferred tax asset, net	0

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