Form 10-K
period 2015-12-31
EF Hutton America, Inc.
filed 2016-05-04
CIK 1565700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on June 30, 2015 was approximately $3,173,214.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 4, 2016, the registrant’s authorized capitalization consisted of 90,000,000 common shares, par value $0.001, of which 53,724,673 common shares were issued and outstanding, and 10,000,000 Class B common shares, par value $0.001 of which 5,797,000 Class B common shares were issued and outstanding.

No documents are incorporated into the text by reference.

EF Hutton America, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

PART I

ITEM 1.   BUSINESS

Business Overview

EF Hutton Financial Corp., a wholly owned subsidiary of the registrant, is developing an digital B2C financial platform that is to provide financial products, services and information, including, but not limited to, trading and investments.  The digital platform will deploy advanced technology that is developed from a combination of licensed software and internal proprietary software and customized user interfaces.  The platform will be available on OCs, tablets, mobile devices and all major electronic devices and is expected to be offered to the market in mid-2016.  In addition to the B2C products and services, EF Hutton plans to provide services to institutions.  EF Hutton will market nationwide through a combination of internal and external media.

The digital financial platform complements Gateway, the internet marketplace we have continued to develop over the last nine months.  Gateway connects consumers with a wide range of financial providers and solutions.  Gateway makes independent providers a viable choice for consumers by eliminating barriers that impede consumers from using independent providers, primarily through marketing to raise awareness of the independent sector and by standardizing and streamlining the process of selecting and engaging independent financial professionals.  Financial providers who register with Gateway benefit by generating new client relationships.

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

Operations

Through its subsidiaries, EF Hutton Financial Corp. and EF Hutton Investments LLC, a registered investment advisor, the registrant is developing a range of services for individuals and institutions.

1.

Individuals.  EF Hutton is developing services that add-value to individuals.

a.

Self-Directed Clients.  a B2C financial technology platform to offer financial products and services. The platform will allow self-directed investors to invest and manage their retirement funds and other investment portfolios.

b.

Advised Clients.  EF Hutton plans to service a limited number of ultra-high networth clients serviced by our investment advisors.

2.

Institutions.  EF Hutton is developing services that solve financial and operational issues for institutions.

a.

Asset management services for institutions that require specialized solutions.

b.

Practise management services designed to enhance the efficiency of financial advisors.

3.

Information Services and Other Services.  EF Hutton is developing other services that add-value to clients and enhance its service.

a.

Investment research consisting of reports on companies and on the economy.

b.

Gateway, an internet service that connects consumers with independent financial services providers.

Each of the products and services described above is in a development stage and are expected to be made available commercially in stages during 2016.  Timing is a function of company resources and coordination with third-party suppliers.

Currently, Gateway is operational.  In the last nine months it has been tested in live beta mode and there has not yet been actively marketed.  Gateway is a B2C marketplace for financial services.  Operationally, Gateway is a two-sided market network that connects consumers with independent financial service providers.  The service will provide consumers with one website that they can use to identify and locate providers for all their financial needs.   Consumers can engage providers for insurance, tax, real estate, lending, financial planning and other services.

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

The registrant plans to expand its marketing activities in 2016 with a range of sponsored media initiatives.  The plan includes, but is not limited to, cable TV, internet, radio, and publishing in both digital and print form.

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

Marketing

We launched Gateway in 2015 and will soon bring to market a range of other products and services. We estimate that we will spend as much as $5 million to market and promote our services, in 2016 and 2017.

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

Quarter Ended	High Bid	Low Bid
3/31/14	13.75	3.125
6/30/14	13.75	4.625
9/30/14	11.00	1.00
12/31/14	2.25	.70
3/31/15	2.25	.64
6/30/15	.70	.65
9/30/15	.75	.40
12/31/15	3.00	.40

b)  Holders.  At May 4, 2016, there were approximately 51 shareholders of the registrant.

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

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  On February 2, 2015, the registrant issued 11,034 common shares to KBM Worldwide, Inc. for cash consideration of $13,792.

On March 16, 2015, the registrant issued 26,940 common shares to KBM Worldwide, Inc. for cash consideration of $21,283.

On March 25, 2015, the registrant issued 100,000 common shares each to Christopher Daniels and Stanley Hutton Rumbough for services valued at $80,000 and $80,000, respectively.

On May 8, 2015, the registrant issued 37,500 common shares to Bruce David Winn for cash consideration of $30,000.

On June 12, 2015, the registrant issued 20,000 common shares to Johnny M. Tooke for cash consideration of $16,000.

On June 18, 2015, the registrant issued 200,000 common shares to Craig J. Marshak for services valued at $140,000.

On July 31, 2015, the registrant issued 200,000 common shares to Dennis R. White for services valued at $80,000.

On September 2, 2015, the registrant issued 20,000 common shares to Barbara Portman for cash consideration of $15,000.

On September 2, 2015, the registrant issued 12,000 common shares to Frederick P. Ziwot for cash consideration of $9,600.

On December 18, 2015, the registrant issued 15,000 common shares to Johnny M. Tooke for cash consideration of $12,000.

All of the above issuances were made to sophisticated investors pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

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

Business Development Risk.  The registrant owns significant intangible assets, primarily intellectual property in the form of trademarks and other brand assets, that it seeks to develop.  Development of such assets can take significant time and requires expertise to apply and use the assets in a business.  Even with such expertise and skill there can be no assurance that the assets will be developed or developed to their full potential.   Brand assets value and use in particular are sensitive to factors such as public awareness and attributes of the brand.  Many factors impact successful development and a significant set of factors are beyond the control of the registrant.  Factors affecting development include, but are not limited to: general economic conditions; skilled personnel; industry specific trends and conditions.

The registrant attempts to mitigate its development risk by exploring a range of internal and external development opportunities.  Beyond development risk, management is faced with a number of other risk factors. The more significant ones include:

Financial Markets.   Presently, the registrant obtains the majority of its capital from sale of common stock and advances by certain directors.  There can be no assurance that financing will be available to the registrant in the amount required at any time or for any period or if available, that it can be obtained on terms satisfactory to the registrant or at a time when it is needed by the registrant.  Smaller capitalized companies historically have greater challenges in funding than larger companies.

Cash Flows. Operations generate insufficient cash to satisfy operating expenses and the cash flow deficit has to be funded by financing activities.   However, the registrant has initiatives that are expected to improve.  In addition, the registrant is exploring several external initiatives, such as acquisition opportunities.  Certain of these external initiatives could provide immediate source of revenues that and can significantly impact the registrant’s liquidity position.  The sources of funds currently available to the registrant are the sale of its common stock and advances from related parties. The registrant’s financial resources are limited and therefore the registrant focuses on those opportunities that are most likely to generate cashflow in the near term.

 Credit Risk. Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. The registrant’s cash and cash equivalents and amounts receivable are exposed to credit risk. The registrant reduces its credit risk on cash and cash equivalent by placing these instruments with institutions of high credit worthiness. The majority of the registrant’s cash is held through large US financial institutions with a investment grade rating.

Liquidity.  Liquidity risk is the risk that the registrant will not be able to meet its financial obligations as they fall due. The registrant manages its liquidity risk through the management of its cash and its capital structure and financial leverage. The registrant intends that accounts payable and accrued liabilities are due and paid within a reasonable time.

The registrant has limited liquidity and will continue to have limited liquidity until it generates earnings or completes a funding transaction through.  The registrant is actively seeking to improve its liquidity position.  It will do that through sale of stock and borrowing funds.  The registrant has a valuable asset that can be utilized to generate liquidity through financing and the registrant has had discussions with various parties about such a transaction. However, financial transactions involving intellectual property assets are highly specialized, take months to structure and may involve terms that are inferior to those involving other classes of assets.

The registrant has no unused sources of liquid assets.

Interest Rate Risk.  The registrant’s exposure to interest rate risk arises from the interest rate impact on its cash. There is minimal risk that the registrant would recognize any loss as a result of a decrease in the fair value of any short-term investments included in cash due to the short term nature.

Market Volatility for Marketable Securities.  The registrant’s marketable securities consist of shares of exploration companies that are historically very volatile. There is no assurance that the registrant will be able to recover the current fair market value of those shares. The registrant also may not be able to sell the shares it holds in other companies in an illiquid market.

Possible Dilution. The registrant’s plan of operation, in part, contemplates the financing of its business by the issuance of securities and possibly, incurring debt. Any transaction involving the issuance of previously authorized but unissued shares of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective holders of common stock.

Trading Volume.  The relatively low trading volume of the registrant’s shares reduces the liquidity of an investment in its shares. Trading volumes fluctuate with market conditions and seasons. Less liquid shares can limit the appeal of our shares to only those who have an ability to hold shares for a longer period and have no need for immediate liquidity.

Volatility of Share Price.   Market prices for shares of companies at our stage are often volatile. Factors such as announcements of development milestones, acquisitions and other results, can have a significant effect on share price.

Competition.  There is aggressive competition within the financial services industry.  The registrant competes with other developing companies in that industry, many of which have greater financial resources than the registrant, for acquisitions as well as for the recruitment and retention of qualified employees and other personnel.

Dependence on Management.  The registrant depends on the business expertise of its management. There is risk to the registrant’s ability to execute its business development plans if key members of the current management team were to suddenly leave the registrant or become incapable of performing their individual and collective responsibilities.

Asset Related Risks.  Although the registrant has taken steps to maintain its assets there is a risk that the assets value can be damaged or impaired by actions and events, including those which may be outside the registrant’s control.

Environmental.   The registrant knows of no environmental risks that could directly impact its business.

Laws and Regulations.  The registrant’s business and development activities are subject to extensive federal, state and local laws and regulations governing financial services, taxes, labor standards, occupational health and safety, human resources and other matters in all the jurisdictions in which it operates. These laws and regulations are subject to change, can become more stringent and compliance can therefore become more costly. The registrant applies the expertise of its management, advisors, employees and contractors to ensure compliance with current laws.

Capital and Source of Liquidity:

Investing activities.   For the year ended December 31, 2015, we invested $50,000 in common stock of an unaffiliated entity and lent $45,250 to a shareholder.  As a result, we had net cash used in investing activities – continuing operations of $95,250 for the year ended December 31, 2015.

For the year ended December 31, 2014, we did not pursue any investing activities.

Financing Activities.   For the year ended December 31, 2015, we received proceeds from the issuance of common stock of $52,600.  We received advances from related parties of $61,861 and advances from a shareholder to be settled in stock of $50,000.  Additionally, we received proceeds from stock subscriptions of $150,000 and had $6,000 due from a shareholder.  As a result, we had net cash provided by financing activities – continuing operations of $308,461 for the year ended December 31, 2015.

For the year ended December 31, 2014, we received an advance from related party of $13,991 and had $(6,500) due from a shareholder.  As a result, for the year ended December 31, 2014, we had net cash provided by financing activities of $7,491.

Results of Operations:

For the year ended December 31, 2015, we did not receive any revenues from continued operations.  We incurred selling, general and administrative expenses from continued operations of $884,323.  These expenses consisted of professional fees of $111,537, rent expense of $4,455, selling and marketing expenses of $5,458 and stock-based compensation of $622,023.   Additionally, we incurred general and administrative expenses of $140,850 which consisted of software and hosting fees of $9,166, accounting & bookkeeping of $72,000, computer and internet expenses of $4,850, office services &supplies of $8,936, dues & subscriptions of $7,110, telephone of $2,366 and miscellaneous expenses of $17,224.  Interest income was $4,126.  As a result, the registrant had net loss of $(880,197) for the year ended December 31, 2015.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EF Hutton America, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EF Hutton America, Inc.:

We have audited the accompanying consolidated balance sheet of EF Hutton America, Inc. as of December 31, 2015 and 2014, and the related consolidated statement of operations, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the years ended December 31, 2015 and 2014.  EF Hutton America, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EF Hutton America, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael F. Albanese

Michael F. Albanese, CPA

Parsippany, New Jersey

April 9, 2016

EF HUTTON AMERICA, INC.

CONSOLIDATED BALANCE SHEET

	December 31, 2015	December 31, 2014 (As Restated)
Assets
Current assets
Cash	$ 23,240	$ -
Prepaid expenses & other	27,509	-
Due from shareholder	12,500	6,500
Total current assets	63,249	6,500
Other assets:
Loans receivable	45,250	-
Accrued interest receivable	4,126	-
License	30,000	-
Brand assets	10,025,000	10,025,000
Total other assets	10,104,376	10,025,000
Total assets	$10,167,625	$10,031,500

Liabilities and Stockholders' Equity
Current liabilities:
Advances from related parties	$75,852	$13,991
Advance from shareholder to be settled in stock	50,000	-
Due to related party	62,000	-
Deposit on private placement	150,000
Accounts payable	26,298	-
Accrued expense to be settled in stock	345,571	-
Accrued expenses	27,070	15,530
Total current liabilities	736,791	29,521

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 53,724,673 and 52,982,199 shares issued and outstanding, Respectively	53,725	52,982
Class B common stock, $0.001 par value, 10,000,000 shares authorized, 5,797,000 issued and outstanding	5,797	5,797
Additional paid-in capital	10,593,038	10,036,846
Accumulated deficit	(1,221,726)	(93,646)
Total stockholders' equity	9,430,834	10,001,979
Total liabilities and stockholders' equity	$10,167,625	$10,031,500

See accompanying notes to consolidated financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2015	2014 (As Restated)
Operating expenses
Professional fees	$ 111,537	$ -
Rent Expenses	4,455	-
Selling and Marketing	5,458	-
Stock-based compensation	539,075	-
General and administrative	140,850	23,021
Total operating expenses	801,375	-

Other Income (Expense)
Loss on Investment	330,831
Interest income	(4,126)	-
Net other income	326,705	-
Loss from continuing operations (net of tax)	$(1,128,080)	$ (23,021)
Discontinued operations:
Loss on discontinued operations (net of tax)	-	(113,500)

Net loss from continuing operations	$(1,128,080)	$ (23,021)
Net loss from discontinued operations	$ -	$(113,500)

Basic and diluted loss per common share
Loss from continuing operations	(0.00)	(0.00)
Loss from discontinued operations	(0.00)	(0.00)
Net loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding - basic and diluted	53,405,309	6,524,985

See accompanying notes to consolidated financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Class B Common Stock		Additional Paid In	Retained Earnings/ Accumulated	Total Stockholder'
	Shares (1)	Amount (1)	Shares	Amount	Capital (1)	Deficit	Equity
Balances at December 31, 2012	809,199	$809	-	-	$82,400	35,778	$118,987
Net income for the year	-	-	-	-	-	7,097	7,097
Balances at December 31, 2013	809,199	$809	-	-	$82,400	$42,875	$126,084
Asset purchase issuances	52,173,000	52,173	5,797,000	5,797		-	10,025,000
Spin off Subsidiary					(12,584)	-	(12,584)
Net loss for the period	-	-	-	-	-	(136,521)	(136,521)

Balances at December 31, 2014 (restated)	52,982,199	52,982	5,797,000	5,797	10,036,846	(93,646)	10,001,979
Stock issued for cash	742,474	67			52,533		52,600
Warrants Issued		-			59,260		59,260
Stock Issued for Acquisition		37			29,963		30,000
Share Issued for Stock Compensation		638			414,437		415,075
Stock Subscribed							150,000
Net loss for the period	-	-	-	-	-	(1,128,080)	(1,128,080)
Balances at December, 31 2015	53,724,673	53,725	5,797,000	5,797	10,593,038	(1,221,726)	9,403,334

(1)

As retrospectively restated for the 1: 100 stock split completed effective November 20 2014.

See accompanying notes to consolidated financial statements.

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,128,079)	$ (136,521)
Non-Cash Adjustments:
Loss on Investment	330,831
Stock-based compensation	539,075	-
Changes in operating assets and liabilities:
Prepaid Expenses	(27,509)
Accounts payable	26,298	-
Due to related party	62,000	-
Accrued interest receivable Accrued expenses	(4,126) (11,540)	- 15,530
Net cash used in operating activities - continuing operations	$ (189,971)	$ (7,491)
Net cash used in operating activities - discontinued operations	$ -	$ (113,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	$ -	$ -
Investment at Cost	(50,000)
Loan receivable	(45,250)	-
Acquisition of intangible assets	-	-
Increase in restricted cash reserves	-	-
Net cash used in investing activities - continuing operations	$ (95,250)	$ -
Net cash used in investing activities - discontinued operations	$ -	$ -

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares issued for cash	$ 52,600	$ -
Advances from related parties	61,861	13,991
Advances from shareholder to be settled in stock	50,000	-
Deposit on private placement	150,000
Due from shareholder	(6,000)	(6,500)
Debt issuance costs	-	-
Convertible note payable	-	-
Convertible note payable, related party	-	-
Net cash provided by financing activities - continuing operations	$ 308,461	$ 7,491

EF HUTTON AMERICA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Continued

Net cash provided by financing activities - discontinued operations	$ -	$ -

Net increase (decrease) in cash - continuing operations	23,240	-
Net increase (decrease) in cash - discontinued operations	-	-

Cash - beginning of period - continuing operations	-	-
Cash - beginning of period - discontinued operations	-	-

Cash - end of period - continuing operations	$ 23,240	$ -
Cash - end of period - discontinued operations	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in registered investment advisor acquisition	$ 30,000	$ -
Warrants issued for investment	$ 59,260	$ -
Shares to be issued for investment	$ 221,571	$ -
Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

EF HUTTON AMERICA, INC,

Notes to Consolidated Financial Statements

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

EF HUTTON AMERICA, INC,

Notes to Consolidated Financial Statements

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

EF HUTTON AMERICA, INC,

Notes to Consolidated Financial Statements

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

Income taxes at federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	December 31, 2015	December 31, 2014
Tax at federal statutory rate (15%)	$ 0	$ 0
State income tax (5%)	0	0
Book/tax permanent differences:
Revenue estimates	0	0
Expense estimates	(1,128,080)	(136,521)
Tax rate estimate	0	0

Net operating loss carryforward	$(1,128,080)	$(136,521)

EF HUTTON AMERICA, INC,

Notes to Consolidated Financial Statements

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

The Company did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014.

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

EF HUTTON AMERICA, INC,

Notes to Consolidated Financial Statements

The Class B common shares have the following rights and privileges:

Dividend rights - Fifty percent (50%) of the standard common share dividend

Liquidation rights - Fifty percent (50%) of standard common share liquidation rights

Exchange privileges - Exchangeable for standard common shares on a one for one basis with thirty (30) days prior notice to the Company

On February 2, 2015, the Company issued 11,034 common shares to KBM Worldwide, Inc. for cash of $13,792.

On March 16, 2015, the Company issued 26,940 common shares to KBM Worldwide, Inc. for cash of 21,283.

On March 25, 2015, the Company issued 100,000 common shares each to Christopher Daniels and Stanley Hutton Rumbough for services valued at $160,000.

On May 8, 2015, the Company issued 37,500 common shares to Bruce David Winn for $30,000.

On June 12, 2015, the Company issued 20,000 common shares to Johnny M. Tooke for cash consideration of $16,000.

On June 18, 2015, the Company issued 200,000 common shares to Craig J. Marshak valued at $140,000.

On July 31, 2015, the Company issued 200,000 common shares to Dennis R. White for $80,000.

On September 2, 2015, the Company issued 20,000 common shares to Barbara Portman for cash consideration of $15,000.

On September 2, 2015, the Company issued 12,000 common shares to Frederick P. Ziwot for $9,600.

On December 18, 2015, the Company issued 15,000 common shares to Johnny M. Tooke for cash consideration of  $12,000.

Note 8 – Discontinued Operations

On November 23, 2014, the business, assets and liabilities of the Company’s former surety bonding operations were contributed at book value to Liberty Ventures, Inc., a newly formed wholly owned subsidiary of the Company.  Effective on November 25, 2014, the Company spun off Liberty Ventures, Inc. to its shareholders.  The financial results of the discontinued surety bonding operations are presented as discontinued operations during the year ended December 31, 2014. The components of the loss from discontinued operations for years ended December 31, 2014 are as follows:

EF HUTTON AMERICA, INC,

Notes to Consolidated Financial Statements

Year ended December 31, 2014
Revenue	$ 548,471
Cost of revenue	378,139
Gross profit	170,332

Selling, general and administrative expenses	229,348

Income (loss) from operations	59,016

Other income (expense)	(115,600)

Income (loss) before provision for income taxes	(174,616)

Total benefit (provision) for tax	61,116

Net income (loss)	$ (113,500)

Note 9 – Related Party Advances

EFH Group Inc., a Wyoming corporation, the majority shareholder of the registrant, advanced the registrant $0 and $13,991 during the years ended December 31, 2015 and 2014.  The advances are repayable upon demand and is without interest.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the date these condensed financial statements were available to be issued of May 4, 2016, and determined that there are no other reportable subsequent events.

Note 11 - Restatement

The Company has restated its financial statements for the year ended December 31, 2014 to restate the carrying value of the assets acquired on November 25, 2014 to reflect the seller's carrying value because the transaction has been deemed an affiliate transaction. The table below summarizes the impact of the restatement described above:

EF HUTTON AMERICA, INC,

Notes to Consolidated Financial Statements

Except from 2014 Consolidated Balance Sheets:	As Restated	As Originally Reported
	2014	2014
Advance from shareholder	6,500	6,500
Brand Assets	10,025,000	157,500,000
Assets from Discontinued Operations
Advance from related party	13,991	13,991
Accrued Expenses	15,530	15,530
Common Stock	52,982	52,982
Class B Common Stock	5,797	5,797
Additional Paid in Capital	10,036,846	157,441,221
Accumulated Deficit	(93,646)	(23,021)

Excerpt from 2014 Statement of Operations

Operating Expenses	23,021	23,021
Income (Loss) from operations	-	(23,021)
Loss from Continued Operations	(23,021)	(113,500)
Net Income (Loss)	(136,521)	(23,021)
Net Income (loss) on discontinued operations	-	-
Excerpt from 2014 Consolidated Statement of Cash Flows
Net gain (loss)	(136,521)	(23,021)
Accrued Expenses	15,530	15,530
Net cash used by operating activities - continuing operations	(7,491)	-
Net cash used by operating activities - discontinued operations	(113,500)	-
Net Cash Used in operating activities	-	(7,491)
Advance from related party	13,991	13,991
Due from Shareholder	(6,500)	(6,500)
Net cash used by financing activities - continuing operations	7,491	-
Net Cash provided by (used for) financing activities	-	7,491
Net Increase (decrease) in cash - continuing operations	-	-

EF HUTTON AMERICA, INC,

Notes to Consolidated Financial Statements

Excerpt from 2014 Statement of Stockholders’ Equity		AS RESTATED
EF HUTTON AMERICA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock			Additional Paid In	Retained Earnings/ Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2012	809,199	$809			$82,400	35,778	$118,987
Net income (loss) for the year	-	-			-	7,097	7,097
Balances at December 31, 2013	809,199	$809	-	-	$82,400	$42,875	$126,084
Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	9,967,030	-	10,025,000
Spin off Subsidiary					(12,584)	-	(12,584)
Net loss for the period	-	-	-	-	-	(136,521)	(136,521)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	10,036,846	(93,646)	10,001,070
AS REPORTED
EF HUTTON AMERICA, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock	Class B Common Stock			Additional Paid In	Accumulated	Total Stockholder'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at November 24, 2014	809,199	809	-	-	(809)	-	-

Asset purchase issuances	52,173,000	52,173	5,797,000	5,797	10,025,000	-	10,025,000
Net loss for the period	-	-	-	-	-	(23,021)	(23,021)

Balances at December 31, 2014	52,982,199	52,982	5,797,000	5,797	10,024,191	(23,021)	10,001,979

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

2) New Independent Accountants:

a.  On March 23, 2015, the registrant engaged Michael F. Albanese, CPA as its registered independent public accountant.  During the year ended December 31, 2014 and prior to March 23, 2015 (the date of the new engagement), the registrant did not consult with Albanese regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the registrant’s financial statements by Albanese, in either case where written or oral advice provided by

Albanese would be an important factor considered by the registrant in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between the registrant and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our chief executive officer and chief financial officer, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting:

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it was not effective because of the material weakness described below.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position*	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Christopher Daniels	2015	$0	0	$0	n/a	n/a	n/a	n/a
CEO	2014	0		0	n/a	n/a	n/a	n/a
Lance Diamond	2015	$0		$0	n/a	n/a	n/a	n/a
CFO	2014	0		n/a	n/a	n/a	n/a	n/a
Robert M. Copley, Jr.	2015	n/a		n/a	n/a	n/a	n/a	n/a
CEO, CFO	2014	$0		$0	n/a	n/a	n/a	n/a

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

Name of Beneficial Owner and Address	Number of Shares of Voting Stock Beneficially Owned		Percentage of Class		Total Votes
	Ordinary Common	Class B	Ordinary Common	Class B	Number	% (1)
Christopher Daniels (2) 77 Water St., 7th Floor NY, NY 10005	46,901,437	5,211,207	88.52%	89.90%	99,014,145	89.24%

John Daniels 77 Water St., 7th Floor NY, NY 10005	2,251,661	250,184	4.25%	4.32%	4,753,507	4.248%

Stanley Hutton Rumbough (4) 77 Water St., 7th Floor NY, NY 10005	316,507	35,174	0.60%	0.61%	668,314	0.60%

Craig Marshak (3)77 Water St., 7th Floor NY, NY 10005	266,632	29,625	0.50%	0.51%	562,890	0.50%
Other Directors, Exec. Officers, 5% shareholders as a Group	0	0	0	0	0	0
Total	49,191,510	5,465,723	92.85%	94.29%	103,848,747	93.6%

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

Related Party Advances

EFH Group Inc., a Wyoming corporation, the majority shareholder of the registrant advanced the registrant $0 and $13,991 during the year ended December 31, 2015 and 2014.  The advance is repayable upon demand and is without interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We engaged Michael F. Albanese as our independent auditor on March 23, 2015.  No fees were paid to them during the period November 25, 2014 through December 31, 2014 and $37,562 was paid during the year ended December 31, 2015.

Audit Fees.  We paid aggregate fees and expenses of approximately $7,500 and $7,500 to Cutler & Co., LLC during 2015 and 2014 for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses from Michael F. Albanese or Cutler & Co., LLC for the year ended December 31, 2015 and 2014 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Michael F. Albanese or Cutler & Co., LLC during 2015 or 2014.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended December 31, 2015 and 2014 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Report of Independent Registered Accounting Firm

Balance Sheet as of December 31, 2015 and 2014

Statement of Operations for the years ended December 31, 2015 and 2014

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows for the years ended December 31, 2015 and 2014

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

By:  /s/Christopher Daniels                                   Dated: May 4, 2016

           Christopher Daniels

           Chief Executive Officer/Director

By:  /s/Lance Diamond                                         Dated: May 4, 2016

           Lance Diamond

           CFO/Controller

By:  /s/Stanley Hutton Rumbough

  Dated:  May 4, 2016

           Stanley  Hutton Rumbough

           Chairman of the Board

By:  /s/Dennis White                                            Dated: May 4, 2016

           Dennis White

           Director

By: /s/Craig Marshak

  Dated:  May 4, 2016

Craig Marshak

Director